Form 10-Q
period 2018-09-30
Kisses From Italy, Inc.
filed 2018-11-09
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

Commission File Number: 000-52898

Kisses From Italy, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	46-2388377
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

80 SW 8th ST.

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

305 423-7129

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically~~,~~ every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit ~~and post~~ such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 9, 2018 was 81,780,170 shares.

2

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund a portion of its operations

•	industry competition

•	the inability to attract and retain qualified senior management; and

•	other risks and uncertainties related to the restaurant industry and our business strategy.

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

F-3	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

4

Kisses From Italy Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,935	$51,955
Other receivables	2,704	–
Total current assets	23,639	51,955

Property and equipment, net	100,287	130,102
Other Assets	1,093	1,093
Total assets	$125,018	$183,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,494	$13,482
Accrued liabilities	122,302	123,342
Loans payable	–	45,199
Total current liabilities	159,796	182,023
Total liabilities	159,796	182,023

Convertible Notes	208,150	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized; 81,780,170 and 81,780,170 shares issued and outstanding as of September 30, 2018 and December 31 2017, respectively	81,780	81,780
Additional paid-in capital	1,615,062	1,545,796
Retained earnings deficit	(1,972,843)	(1,679,183)
Total Kisses From Italy Stockholders' Equity	(276,001)	(51,607)
Non-controlling interest	33,073	52,734
Total stockholders' equity	(242,928)	1,127
Total liabilities and equity	$125,018	$183,150

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations (Unaudited)

	Three months	Three months	Nine months ended	Nine months ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2018	2017	2018	2017

Sales	$114,993	$135,836	$352,103	$673,868
Cost of goods sold	65,355	71,625	168,688	280,456
Gross margin	49,638	64,211	183,415	393,412
Operating expenses:
Depreciation and amortization	9,939	9,279	29,815	29,083
Executive compensation	–	6,310	16,953	26,717
Stock based compensation	–	75,000	–	75,000
Payroll and other expenses	59,489	50,552	140,557	214,864
Rent	12,630	10,047	56,214	60,479
Consulting and professional fees	64,825	5,024	106,492	24,619
General and administrative	40,951	35,818	99,644	83,914
Total operating expenses	187,833	192,030	449,673	514,676
Income (loss) from operations	(138,195)	(127,819)	(266,258)	(121,264)
Other income (expense)
Other income	33,732	–	33,732	–
Interest income (expense), net	(23,297)	(4,751)	(80,794)	(11,774)
Total other income (expense)	10,435	(4,751)	(47,062)	(11,774)
Income (loss) before income taxes	(127,760)	(132,570)	(313,320)	(133,038)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(127,760)	(132,570)	(313,320)	(133,038)
Less: net gain(loss) attributable to non-controlling interests	(10,151)	(3,023)	(19,661)	(1,831)
Net loss attributable to Kisses From Italy, Inc.	$(117,609)	$(129,547)	$(293,660)	$(131,207)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	81,780,170	75,815,255	81,780,170	75,768,522

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows (Unaudited)

	September 30	September 30,
	2018	2017
Cash flows from operating activities of continuing operations:
Net income (loss)	$(293,660)	$(131,207)
Net income loss attributable to non-controlling interest	(19,661)	(1,831)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,815	29,083
Amortization of debt discount	69,266
Stock-based compensation	–	75,000
Changes in operating assets and liabilities:
Account receivable	(2,704)	–
Accounts payable	24,012	–
Accrued liabilities	(1,039)	4,999
Net cash provided by (used in) operating activities	(193,971)	(23,956)

Cash flows from investing activities:
Purchase of fixed assets	–	–
Net cash provided by (used in) investing activities	–	–

Cash flows from financing activities:
Payments against loans	(45,199)	(5,219)
Convertible notes	208,150	–
Proceeds from private placements	–	–
Net cash provided by (used in) financing activities	162,951	(5,219)

Net increase (decrease) in cash and cash equivalents	(31,020)	(29,174)
Cash and cash equivalents at beginning of period	51,955	32,692
Cash and cash equivalents at end of period	$20,935	$3,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$11,774
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Unaudited Financial Statements

For the Three and Nine Month Periods Ended September 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company””) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate owned restaurants by expanding it through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following 10 months. All locations which were in leased facilities were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants.

The Company’s accounting year end is December 31st.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2017 and 2016 included in the Company’s Prospectus filed on August 1, 2018.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC; and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Sales, as presented in our consolidated statements of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the nine months ended September 30, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Non-controlling interest

Non-controlling interest represents third party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiary consolidated with those of our own wholly owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company cash equivalents totaled $20,935 and $51,955 respectively.

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software and office equipment	1 – 5 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Leases

The Company follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$52,868	(32,583)	20,285	$52,868	$(24,733)	$28,135
Leasehold improvements	175,716	(95,714)	80,002	175,716	(73,749)	101,967
Total fixed assets	$228,584	(128,297)	100,287	$228,584	$(98,482)	$130,102

For the three and months ended September 30, 2018 the Company recorded depreciation and amortization of leasehold expenses of $9,939 and $29,815, respectively; compared to $9,279 and $29,083, respectively for the same three and nine month periods ended September 30, 2017.

NOTE 4 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Sales tax payable	$15,379	$42,462
Accrued interest payable	4,641	–
Payroll tax liabilities	102,283	80,880
Total accrued liabilities	$122,302	$123,342

The Company is in arrears on its payroll tax payments as of September 30, 2018. Included in the “payroll tax liabilities” as of September 30, 2018 is approximately $22,000 in interest and penalties.

NOTE 5 – LOANS PAYABLE/OTHER RECEIVABLE

The Company has two asset-based lines of credit of $25,000, each with two separate lenders. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facilities are approximately 38% and 31%, respectively, plus additional processing fees of approximately 5%.

As of September 30, 2018, and December 31 2017, loan payable balances were $-0- and $45,119 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of interest rate) convertible debt that was applied against loan balances.

During the three month period ended September 30, 2018, the Company over paid one of the asset based loans creating a receivable balance of $2,704. This amount has been classified an “other receivable” on the Company’s balance sheet and was repaid to the Company in October 2018.

NOTE 6 – CONVERTIBLE NOTES

As of September 30, 2018, and December 31, 2017, the balance of convertible notes was $208,150 and $-0- respectively.

In April 2018, the Company commenced a private offering of up to $250,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock and are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date. As of the date hereof, an aggregate of $208,150 in Debentures have been issued. None have been converted.

Since the Company’s shares were sold in private placement at a price of $0.10 per share, the difference in price is considered a beneficial conversion feature. Since the holders of the Notes have the right to convert immediately, the beneficial conversion feature of $69,314 has been immediately expensed and recorded as interest expense.

NOTE 7 – STOCKHOLDERS EQUITY

Common Stock

At September 30, 2018 and December 31, 2017, there were 81,780,170 shares of Common Stock issued and outstanding, with a $0.001 par value.

25,000,000 shares of Preferred Stock, with a par value $0.01 per share, are authorized, none of which has been issued or is outstanding as of September 30, 2018 and December 31, 2017, respectively. In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized Common Shares to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the nine months ended September 30, 2018, the Company did not accept any subscription agreements to purchase its common stock.

During the year ended December 31, 2017, the Company accepted subscription agreements from 9 investors and issued 1,350,000 shares of its common stock at a price of $0.10 per shares for gross proceeds totaling $135,000.

Common Stock Issued in Exchange for Services

During the nine months ended September 30, 2018, the Company did not issue any shares of its common stock for services.

During the year ended December 31, 2017, the Company issued 4,685,000 shares of its common stock for services valued at $0.10 per share valued at $468,500. These shares were issued to an aggregate of 13 persons. The price of $0.10 represented the Company’s share price in its private placement throughout all of 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, and December 31, 2017, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018 the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) has been recorded as “rent expense” on the Company’s financial statement The lease ends on December 9, 2020.
•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The lease ends on May 1, 2019. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.
•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ends on August 1, 2018. The Company has a one-year automatic renewal provision for this lease, but is not obligated to exercise this renewal provision.

In addition to the above, Kisses from Royal Vista, which closed in August 2017, had been paying $1,800 per month in rent for approximately 950 square feet of space.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 9 – SUBSEQUENT EVENTS

None.

PART I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We are a Florida corporation incorporated on March 7, 2013, focused on developing a fast casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. We opened three additional locations by April 2016, all in Southern Florida, through a working relationship with Wyndham Hotels. In September 2017, Hurricane Irma caused significant damage to the area. As a result, we closed all of our stores for renovation following the storm. As of the date of this report we have reopened three of these locations but elected not to reopen our 4th location. See “Business - Restaurant Development” below. If we are able to raise additional capital, of which there is no assurance, our intention is to own and operate up to 10 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by the end of 2018.

We have never been subject to any bankruptcy proceeding. Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7129 and our website is www.kissesfromitaly.com.

Results Of Operations

Comparison of Results of Operations for the three months ended September 30, 2018 and 2017

Revenue and Cost of Sales

During the three-month period ended September 30, 2018, we generated $114,993 in revenues, compared to revenues of $135,836 in revenue during the same period in 2017, a decrease of $20,843. We believe that the principal reason for this decrease was a result of the impact of Hurricane Irma, which made landfall in Southern Florida in September 2017, causing significant damage to the area. As a result of the damage from the hurricane, we closed all of our stores for renovation following the storm. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in in Pompano Beach in late January 2018. The lingering impact of the storm has extended into the third quarter of 2018. Specifically, at our NE 9TH location, hurricane repairs were extremely slow. Once commenced, the owners of the building required us to close from July 7 to Aug 6. 2018.. which had a negative impact on revenues. We also decided not to reopen our 4th location, as this location suffered significant damage in the storm. Further, as all but one of our restaurants are located in time share developments, the storm impacted travel to Florida during this time and is just now reaching prior levels..

Cost of goods sold during the three months ended September 30, 2018 was $65,355, compared to $71,625 during the three months ended September 30, 2017, a decrease of $6,270 as a result of operations and sales being affected by Hurricane Irma, which greatly affected the area during this time period. Cost of sales as a percentage of sales was 56.8% and 52.7%%, for the periods ended September 30, 2018 and 2017, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase, of which there is no assurance.

Operating expenses

Operating expense decreased during this period, to $187,833 in the three months ended September 30, 2018, from $192,030 during the same period in 2017, a decrease of $4,197. The slight decrease in operating expenses in the September 2018 period is primarily attributable to $75,000 in stock option expense in 2017 compared to zero in 2018; offset by an increase in consulting and professional fees in the 2018 period of approximately $60,000 over 2017 levels. The increase in these fees are attributable to expenses incurred to our becoming a public reporting company.

Other income and expense

Other income and expense was $10,435 in net other income for the three month period ended September 30, 2018, compared to interest expense, net of $4,751. During the three month period ended September 30, 2018 we recorded other income of $33,732 related to a change in our estimate of meal tax due. We did not record any other income during the same three month period in 2017. Additionally, in the three month period ended September 30, 2018, we recorded $23,297 in interest expense related to our convertible notes compared to $4,751 in interest expense in the prior when we did not have any convertible notes outstanding.

Net Loss

During the three months ended September 30, 2018, we incurred a net loss attributable to Kisses from Italy Inc. of ($117,609) or $0.00 per share and a net loss attributable to non-controlling interests of $(10,151); compared to a net losses of ($129,547) or $0.00 per share and a $(3,023) loss; respectively, for the same three-month period in 2017.

Comparison of Results of Operations for the nine months ended September 30, 2018 and 2017

Revenue and Cost of Sales

During the nine-month period ended September 30, 2018, we generated $352,103 in revenues, compared to revenues of $673,868 in revenue during the same period in 2017, a decrease of $321,765. We believe that the principal reason for this decrease was a result of the impact of Hurricane Irma, which made landfall in Southern Florida in September 2017, causing significant damage to the area. As a result of the damage from the hurricane, we closed all of our stores for renovation following the storm. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in in Pompano Beach in late January 2018. The lingering impact of the storm has extended into the third quarter of 2018. See our discussion on this issue in the Revenue disclosure for the three months ended September 30 2018, above. We also decided not to reopen our 4th location, as this location suffered significant damage in the storm. As all but one of our restaurants was located in time share developments, the storm impacted travel to Florida during this time and is now reaching prior levels.

Cost of goods sold during the nine months ended September 30, 2018 was $168,688, compared to $280,456 during the nine months ended September 30, 2017, a decrease of $111,768 as a result of significantly lower sales levels in 2018. Cost of sales as a percentage of sales was 47.9% and 41.6%, respectively for the periods ended September 30, 2018 and 2017, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase.

Operating expenses

Operating expense decreased during this period, to $449,673 in the nine months ended September 30, 2018, from $514,676 during the same period in 2017, a decrease of $65,003. This decrease is primarily attributable to $75,000 in stock based compensation in the three month period ended September 30, 2017 compared to zero in stock based compensation expense and a decrease in payroll of $74,307; offset by an increase in consulting and professional fees in the 2018 period of $81,873 over 2017 levels. The increase in these fees are attributable to expenses incurred by our becoming a public reporting company.

Other income and expense

Other income and expense was $47,062 in net expense for the nine month period ended September 30, 2018, compared to net expense of $11,774 during the 2017 period. The increase in net expense of $35,288 is attributable to an increase in interest expense of $69,020 related to the expensing of the beneficial conversion feature of the convertible notes in 2018 offset by other income of $33,732 in the 2018 period due to a change in estimate related to the calculation of meals tax.

Net Loss

During the nine months ended September 30, 2018 we incurred a net loss attributable to Kisses from Italy Inc. of ($293,660) or $0.00 per share and a net loss attributable to non-controlling interests of $(19,661); compared to a net loss of ($131,207) or $0.00 per share and a $(1,831) loss; respectively, for the same nine-month period in 2017.

Liquidity and Capital Resources

At September 30, 2018, we had $20,935 cash.

Net cash used in operating activities was ($193,971) during the nine-month period ended September 30, 2018, compared to ($23,956) during the nine months ended September 30, 2017. This increase in the cash used in the nine months ended September 30, 2018 compared to the similar period in 2017 was primarily attributable to the decrease in revenues as a result of the hurricane.

Cash flows provided or used in investing activities were $0 during the nine months ended September 30, 2018 and 2017.

Cash flows provided by financing activities was $162,051 for the period ended September 30, 2018 compared to cash used in financing activities of $(5,219) for the same period ended September 30, 2017. The increase is attributable to proceeds from convertible notes we received in 2018 of $208,150 offset by net repayments on loan balance in 2018 of $45,199. The amount of capital we raise will vary from period to period based on the effectiveness of our fund raising efforts.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods.

We have two asset-based lines of credit of $25,000, each with two separate lenders. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on these facilities are approximately 31 to 38% respectively, plus additional processing fees of approximately 5%. As of the date of this report the balance on both asset based lines are zero.

During 2016 and 2017 we raised an aggregate of $304,875 from the sale of our common stock, including the sale of 1,350,000 shares in 2017 and 1,698,750 shares in 2016. We utilized these funds to implement our business plan, including opening of our 3 restaurants and development and commencement of the sale of franchises. In order to continue this development, including opening additional company owned restaurants and continuing to develop and enhance marketing of our franchise concept, we estimate we will need approximately $1 million in additional capital. We believe we can open at least 2 additional locations for approximately $300,000. We intend to use the balance of the funds to either open additional locations, or use the balance of the funds on franchise marketing. We believe that by continuing to open company owned restaurants we can use these locations to market the franchises.

We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive this financing may have a significant negative impact on our continued development and results of our operations.

In April 2018, we commenced a $250,000 private offering of convertible debentures (the “Debentures”) to non-residents of the US. These Debentures accrue interest at the rate of 8% per annum and are convertible into shares of our Common Stock beginning upon issuance until such time as our Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. Each Debenture matures 3 years after the issuance date. As of the date hereof an aggregate of $208,150 in Debentures have been issued. None have been converted.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018, at a reasonable assurance level.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, we did not issue any shares of our common stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018.

KISSES FROM ITALY, INC.

By:	s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

