Form 10-K
period 2018-12-31
Kisses From Italy, Inc.
filed 2019-04-16
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________________.

Commission File Number 000-52898

Kisses From Italy, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-2388377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

80 SW 8th ST.

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

305 423-7129

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $0 .

As of April 16, 2019, the Registrant had 81,780,170 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Kisses from Italy, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1. BUSINESS

Overview and History

Kisses From Italy, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “Kisses”) is a Florida corporation incorporated on March 7, 2013, which is focused on developing a fast casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. Thereafter, by April 2016 we opened three additional locations, all in Southern Florida, through a working relationship with Wyndham Hotels, where we have built two of our other locations. Other than our lease agreements for these locations we have no other agreement in place with Wyndham Hotels. While we have had discussions with their management about enhancing and expanding our working relationship with them, we have no agreement in place to create such a relationship with Wyndham or any other national chain of hotels or timeshare operators and there are no assurances that any such arrangement will become effective in the near future, or at all.

In September 2017, Hurricane Irma made landfall in Southern Florida, causing significant damage to the area. As a result, we closed all of our stores for renovation following the storm. Our Fort Lauderdale location was reopened in early November 2017. We reopened two of the hotel locations in Pompano Beach in January 2018 but elected not to reopen our 4th location, as this location suffered significant damage in the storm. See “Restaurant Development” below. Our intention is to own and operate up to 6 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by the end of 2018

We strive to provide the highest level of service, high-quality ingredients, and products. Enveloped in our mission is our philosophy to support and partner with local producers and suppliers within the regions in order to provide a truly authentic experience to our customers. Our vision is to leverage the success of our flagship store and our initial hotel locations in the South Florida market and to expand into other regions on a local, state, national and global level. The main focus is doing so through our continued corporate owned store expansion, along with the development and sales of additional locations through the advancement of our franchise and territorial rights program.

In May 2018 we filed our initial registration statement on Form S-1 with the US Securities and Exchange Commission. On August 23, 2018, our registration statement was deemed effective by the Commission. We registered an aggregate of 22,201,250 shares of our Common Stock in the registration statement. Subsequently, a licensed broker-dealer filed an application to list our Common Stock for trading. As of the date of this Report, we are in the process of responding to various comments received from FINRA. If and when approved, we expect to trade our Common Stock on the OTC QB market.

Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7024 and our website is www.kissesfromitaly.com.

Current Business Plan

Each of our restaurants has been and will continue to be designed to deliver great-tasting food in less than five minutes for in-restaurant dining or take-out orders. In addition, the restaurant’s menu and operating systems have been specifically designed for consistent quality, which we believe is necessary for high-growth franchising. Hours of operation are expected to be from 7:00 am to 11:00 pm, subject to change if additional hours are required based upon the respective location of our restaurants.

Our Menu

Our menu includes grilled paninis including an Italian style Panini, sausage, beef, sliced pork or chicken topped with quality natural “sott'olio” (grilled and marinated vegetable) products at prices ranging from $5.95 to $7.95. We also offer deli paninis including fresh cheese Panini, prosciutto, salami, calicollo, bresaola and turkey panini’s ranging in price from $5.95 to $7.95. All our panini’s include lettuce, tomato and one choice of cheese and three choices of marinated vegetables, or three choices of grilled vegetables.

We also will offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. We will provide an egg sandwich for breakfast only.

We will also have a full coffee and tea favorites, including espresso, cappuccino and other coffee drinks, soft drinks, bottled water and juices, as well as various flavors of granite (ices).

Our vision is to transport true authentic and rustic taste from the provinces of Italy through a fresh Panini with an espresso, latte or cold slush espresso to go. We intend to offer products that will cater to all diets including gluten-free diets and emphasize fresh products with no preservatives.

All our sott'olio and coffee products are made in Italy. Our management is in constant communication with our product manufacturers and search for the high quality and authentic products from different regions from Southern Italy including Sicily, Calabria, Puglia, Napoli, Potenza, and Toscana. Ensuring freshness and quality, our representatives work closely with local farmers and ranchers for all meats and fresh vegetables. All our products are D.O.P. (Protected Designation of Origin) certified and defined in the European Commission Regulations.

Our Fast Food Restaurants

Between May 2015 and May 2016, we opened four (4) restaurants in Southern Florida. Each of our restaurants is owned by a wholly owned limited liability company. Our initial restaurant is located at 3146 NE 9th Street in Fort Lauderdale, Florida. This location is across the street from an Atlantic Ocean public beach and consists of approximately 1,000 square feet of a retail restaurant with seating for up to 25 guests. See “Part I, Item 2, Property,” below. This restaurant opened for business in May 2015. Subsequently, we opened three additional similar restaurants, all in Southern Florida.

Except for the Fort Lauderdale location, all of our restaurant locations arose out of a relationship we established with Wyndham Vacation Ownership, Inc., which operates timeshare apartment complexes. Of our three restaurants, two are located in Wyndham timeshare resort properties where they are the only restaurants on site. Our lease agreements provide for our restaurants to provide room service that can be charged to the customer’s room, as well as an opportunity to provide food and beverage service to various sales, orientations, marketing and owner events held by Wyndham on a regular basis on these properties. Wyndham remits payments for these services bi-weekly and charges us with a 5% administrative fee for processing costs.

In September 2017, Hurricane Irma caused significant damage to the area, which caused a significant setback in the implementation of our business plan. All of our locations were closed until January 2018 in order to renovate the premises from the damage done by the hurricane. We elected not to re-open our location at Wyndham-Royal Vista in Pompano Beach, FL and as a result, currently have 3 operating restaurants. However, discussions with the Wyndham Group have begun concerning re-occupying the space Kisses from Italy originally occupied in the Wyndham-Royal Vista property. The Wyndham Royal Vista location has remained closed through 2018 and continues through 2019 due to difficulties with the renovations needed from the damages caused by Hurricane Irma in September of 2017. We have estimated that we will begin the necessary steps to re-occupy the space by Q3 of 2019.

The initial relationship with Wyndham has provided us with an additional revenue stream that we had not considered when we originally began implementing our business plan. We have continued our discussions with Wyndham, as well as other similar companies and believe that our continued expansion of our restaurant concept will be enhanced as a result of our developing a more extensive relationship with Wyndham or another similar company. There are no assurances this will occur.

Our flagship location, at 3146 NE 9TH in Fort Lauderdale, suffered the greatest impact from the Hurricane of all of our locations. The commercial building where our restaurant was located sustained severe damage. We have remained as the sole tenant on the property since September 2017. Propriety repair from the Hurricane did not commence until well into the second half of 2018. The building remained in shambles as of this date of this Report. This has greatly reduced the foot traffic to the surrounding area thereby affecting our exposure to any potential walk-by customers. As repairs to the building finally commenced in mid-2018, we were asked by the building landlord to close for the entire month of July 2018. We complied and received a rent abatement for a period of four (4) months. The impact from these on-going repairs continued well in 2019 with no clear of estimated time as to when the repairs will be completed. While no assurances can be provided we are confident that once the repairs are complete the area will return to its once sought out status.

Each location is managed by one senior employee/manager and individually assessed based on foot traffic, seasonality, and other demographic factors. We abide by the standards and rules set forth by the State of Florida Department of Health. Michele Di Turi and Ross Golub have the Certified Food Manager accreditation and have the proper authority to provide necessary food safety courses.

Restaurant Franchising

In addition to opening our company-owned restaurants, we are engaged in franchising of our restaurant concept so that we can build market share and brand awareness. We retained legal counsel specializing in franchise operations, who has prepared our Franchise Agreement. In May 2017, we completed its National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. On June 23rd, 2017 we completed the sale of our initial two franchises at a price of $15,000 per location, each to be located in Florida. These locations are set to be developed at a later date. We anticipate commencement of the building and development of these locations by the end of 2019 or early 2020.

Each of our franchise restaurants are required to conform to a standard of interior design, featuring a distinctive and comfortable Italian décor. Our prior approval is required for each specific location of a proposed franchise restaurant, which includes a requirement that the same be in a clearly identifiable commercial location built out in accordance with our standards. Franchisees are also required to satisfactorily complete training and purchase certain equipment and supplies from us and other approved suppliers. We also require the purchase of a point-of-sale system and data polling services from a specified supplier and a computer system that meets established system standards.

Franchisees are required to purchase approximately 90% to 95% of their supplies and food inventory either directly from us, or from approved suppliers. We attempt to negotiate system-wide volume discounts and/or rebates for our franchisees from approved suppliers and if successful, pass such discounts and/or rebates on to franchisees based on the volume of their purchases from the suppliers providing the discounts.

The franchise agreement also requires our franchisee to pay royalties of 9% of gross sales, which are defined to be total actual charges for all products (food and non-food) and services, such as catering and delivery, sold to customers, exclusive of taxes, on a weekly basis. We retain 6% of this royalty and the remaining 3% goes towards a marketing fund. The marketing fund is broken down in two parts, 2% for local marketing and 1% for national marketing. We anticipate that until national coverage is warranted, local and/or regional marketing campaigns will be implemented.

We also require that our franchisee enter into a collateral assignment and assumption of lease through which we are granted a security interest in all of the furniture, removable trade fixtures, inventory, licenses and supplies located in the restaurant as collateral for (1) the payment of any obligation owed to us, (2) any default or breach under the terms of the lease, and (3) any default or breach of any of the terms and provisions of the franchise agreement. In the event of a breach of or default under the lease or a payment by a franchisee as a result of a breach or default, we may be entitled to possession of the restaurant and all of our rights, title and interest in and to the lease. We also enter into a conditional assignment of telephone numbers and listings that assigns us telephone numbers and directory listings upon termination or expiration of a franchisee relationship.

The initial term of a franchise agreement is ten years, with a renewal provision of between 2-5 years on the terms and conditions of the franchise agreement so long as there has been substantial compliance with the franchise agreement and pay a to-be-determined fee for each renewal.

Franchisees are also required to replace any franchise that terminates or expires or any restaurant that closes within the territory if necessary, to maintain the number of our named restaurants required in the development schedule. If a franchisee fails to meet the development schedule, we have the right to terminate the agreement or adjust that territory to eliminate any state in the territory where they have not achieved the minimum number required for that state.

We are required to perform the following services:

•	Solicitation of new franchise owners - Actively and continuously market and promote through advertising and solicit prospective franchise owners in their territory according to an annual plan and budget that they develop and submit for our approval.

•	Site selection, leasing and build-out - Consult and advise franchise owners with site selection and lease negotiation of the restaurants. Develop and maintain relationships with landlords for purposes of obtaining sites for restaurants and coordinating efforts with franchise owners to lease such sites. Develop relationships with landlords, contractors, equipment suppliers and service providers in the territory and assist in the supervision of the build-out for the restaurants in our territory.

•	Training - Provide all initial training to the franchise owners, as well as supplemental and refresher training at our training restaurant. Schedule and coordinate all training of all franchise owners with our required mode of operations.

•	Opening assistance - Provide grand opening support, including coordinating marketing with local television, radio, newspapers and trade publications. Provide franchise owners with supervisory assistance and guidance in connection with the opening and initial operations of their restaurants. Provide pre-opening and post-opening assistance for each new restaurant.

•	Monitoring, audit, and inspection - Be responsible for at least monthly monitoring of the operation of their restaurants, including monitoring and reporting of the sales volume and other data as determined from time to time. Monitor and communicate to our franchisee the marketing efforts of our restaurants. Conduct or assist franchisees with inspecting or auditing restaurants and their owners, with visits no less than monthly and in-depth reports at least quarterly.

•	Vendors and suppliers - Notify vendors and, if necessary, locate new vendors for the franchises and coordinate distribution and purchasing programs. Assist franchisees in developing programs for suppliers and distributors of approved products. Maintain positive relationships and evaluate additional incentive programs and marketing programs from approved and preferred suppliers, vendors, and other designated parties.

•	Continuing assistance to franchise owners - Provide continuing operating assistance and assist in facilitating transfers and renewals of franchises. Assist franchise owners during transfers of their franchises or restaurants.

We also require our franchisees to maintain certain staffing levels to meet all of the terms of the agreement. For the first development year, we require each location to have 2 corporate employees, increasing to 3 for the fifth development year.

If a franchisee fails to perform any of the above services and we need to step in to perform such tasks, we require that they pay us an amount equal to 125% of the expenditures incurred by us in performing the services that they failed to perform. In addition, such failure will constitute a breach of the agreement. A breach of the agreement gives us the right to terminate the agreement after delivering notice to them of the breach and their failure to cure the breach within 30 days after delivery of the notice.

The agreement includes provisions where each franchisee must refer all inquiries for franchises in their territory to us. Under the terms of the Area Representative Agreement, we have the sole right to grant franchises in all our unsold territories, terminate a franchise agreement, and approve site selections, leases, and other franchise real estate transactions.

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises is to contact individuals or entities that have previously developed franchises in other concepts. This strategy allows us to find people with the proper knowledge, experience, and financial resources to develop a successful franchise operation in a timely fashion.

We are seeking individuals or groups with the skills and financial strength to operate multi-unit franchise organizations within specific geographic territories.  These persons must qualify on the basis of their skill sets and financial ability to develop a territory. We anticipate a franchise territory will consist of areas that are either cities or counties depending on population. We seek to identify people with considerable experience in the management of food service venues who also have sufficient start-up capital to open several of our restaurants.

As of the date of this Report, we have entered into discussions with several possible franchise owners. It is anticipated that these franchisees may open multiple units, including restaurants in Florida, California, the United Kingdom, Italy and/or Canada. However, there is no definitive agreement binding these potential franchisees to purchasing any of our franchises and there are no assurances that we will sell any franchises in the future.

We will consider the skills and investment capital that each potential multiple franchise owner presents to determine the size and nature of the territory and the minimum number of our restaurants that the franchise owner will be required to maintain in the territory in order keep the exclusive rights to that territory. We will review the demographics of each proposed location to consider the appropriate number of restaurants in each area based upon population and other factors including per capita income and then set the minimum number of restaurants at half the amount. Franchisees will not be restricted from opening additional restaurants beyond the minimum for their territory. We have not yet generated revenue from the sourcing of franchises and there are no assurances we will ever generate revenues from this business concept.

Commissary System

We plan to develop centralized commissary facilities that will serve all of the restaurants that we own in a given region. We believe that a commissary that serves a region of restaurants will improve efficiency and consistency for the restaurant concept. We also believe that a commissary system will allow our restaurants to be approximately 500 square feet smaller than they would otherwise be. We plan to build commissaries in areas with lower rent. In this manner, we plan to save the difference between the 500 fewer square feet that retail rental space would cost and the commissary’s costs located in a lower rent area. Our commissary will have storage space for paper products as well as walk-in coolers to store food. Food preparation for sauces, salad dressings, and other base ingredients will be done in the commissary “clean room” and then delivered to local restaurants daily. We believe central food preparation of sauces and base ingredients will maintain the consistency of our restaurants’ products and possibly reduce labor costs.

Restaurant Advertising

Our advertising has and will consist primarily of newspaper print ads, direct mailing efforts and also through social media, including Facebook, Twitter, and other social media outlets. We also participated in other forms of advertising. For example, we intend to use an airplane to advertise our Kisses banner to the Fort Lauderdale beach crowd, offering promotional free coffee and T-shirts. Our ads will contain a coupon for a free coffee with the purchase of any meal item.

As we open restaurants in new markets we plan to duplicate the advertising effort we employed in Fort Lauderdale and to spend initially approximately 2% to 3% of monthly revenue for local advertising on a per company-owned restaurant basis. Since we plan to build multiple restaurants simultaneously within a specific geographic region, we believe our advertising cost as a percentage of revenue will decrease as we increase the number of restaurants within a region. There are no assurances we will successfully open multiple restaurants moving forward.

Employees

We currently employ 8 full-time persons, plus our officers. Employees include 4 chefs, 3 baristas and an inventory manager. Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent in most cases. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the local sales side. We believe there are numerous quality people to choose from throughout our area of targeted expansion.

As we grow we anticipate in the near future we will require a franchise director and a Chief Financial Officer/Controller, as well as various administrative support personnel.

Competition

The fast-food segment of the restaurant industry is highly competitive and fragmented. In addition, fast food restaurants compete against other segments of the restaurant industry, including fast-casual restaurants and casual dining restaurants. The number, size, and strength of our competitors vary by region. Our competitors also compete based on a number of factors, including taste, the speed of service, value, name recognition, restaurant location, and customer service.

The restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number, and location of competing food retailers and products; and disposable purchasing power. Our restaurant concept is expected to compete with international, national, and regional restaurant chains as well as locally owned restaurants. We will compete not only for customers, but also for management and hourly personnel, suitable real estate sites, and qualified franchisees.

We believe that each of the following restaurants may provide competition to our proposed restaurants because they all are franchise operations that sell sandwiches and coffee:

•	Jimmy John’s

•	Subway

•	Chipotle Mexican Grill

•	Miami Subs Grill

•	Starbucks

Of the above-listed restaurants, all are larger and have significantly greater financial resources than we currently have available.

Government Regulations

We are subject to various federal, state and local laws affecting our business. Our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, and fire agencies in the state or municipality in which the restaurant is located. In addition, we must comply with various state laws that regulate the franchisor/franchisee relationship.

We are also subject to federal and state laws governing employment and pay practices, overtime, tip credits, and working conditions. The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages.

We are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. Under the Americans with Disabilities Act, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for the employment of disabled persons. We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements. We believe future expenditures for such compliance would not have a material adverse effect on our operations.

As a potential franchisor, we will be soliciting prospects for franchises and are subject to federal and state laws pertaining to franchising. These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process. Some states require the franchise offering circular to be registered and renewed on an annual basis.

Trademarks and Patents

We have applied for and received a registered trademark of our logo in Italy, No. 0001 528191. We have also obtained the registered trademark of our logo in the United States (the United States Patent and Trademark Office) Serial Number. 87138230

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal place of business is located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, which is an executive virtual office. This location consists of approximately 1,000 square feet of office and conference room space. The relevant lease expired March 1, 2014, but we have reverted to a month to month tenancy. We pay a monthly rent of $223. We do not anticipate that we will need to expand the office facility for the next 12 months.

We have also executed lease agreements for our three company-owned restaurants, including:

☐	3146 NE 9th ST, Ft Lauderdale, Fl, 33304; (Lease signed in December 2013 for 1 year + 5-year option, 990 sq. ft.; initial monthly rent of $3,200 per month, plus 6% tax, with annual escalator;

☐	2601 N Palm Aire Dr, Pompano Beach, Fl, 33069; Lease signed in December 2015 for 2 years + 1-year automatic renewal. 2,270 sq. ft., monthly rent cost $3,600; and

☐	615 N Ocean Blvd, Pompano Beach, Fl, 33062; Lease signed in December 2015 for 1 year + 1-year automatic renewal. 600 sq. ft., monthly rent cost $546

ITEM 3.    LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this Report, there is no market for our Common Stock. In January 2019 we caused a licensed market maker to file an application with FINRA to list our Common Stock for trading. While no assurances can be provided, we hope to list our Common Stock for trading on the OTCQB market. There can be no assurances that our Common Stock will be approved for listing on the OTCQB or any other existing U.S. trading market.

Holders

As of the date of this Report, we had 93 holders of record for our Common Shares.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission (the “Commission” or “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

While our common stock has not been approved for trading as of the date of this report, we expect that if and when so approved our Common Stock will be defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock until such time as the market price exceeds $5.00 per share.

The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

We have retained ClearTrust Stock Transfer, Inc., 16540 Pointe Village Drive, Suite 205, Lutz, FL 33558, phone (813) 235-4490 as the transfer agent for our Common Stock.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

We are a Florida corporation incorporated on March 7, 2013, focused on developing a fast, casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. We opened three additional locations by April 2016, all in Southern Florida, through a working relationship with Wyndham Hotels. In September 2017, Hurricane Irma caused significant damage to the area. As a result, we closed all of our stores for renovation following the storm. We reopened two of these locations but elected not to reopen our 4th location. See “Business - Restaurant Development” below. If we are able to raise additional capital, of which there is no assurance, our intention is to own and operate up to 10 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by the end of 2019 or early 2020.

We have never been subject to any bankruptcy proceeding. Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7129 and our website is www.kissesfromitaly.com.

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future. See “Part II, Item 8, Financial Statements and Supplementary Data.”

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

Revenue and Cost of Sales

During the year ended December 31, 2018, we generated $444,421 in revenues, compared to revenues of $740,212 in revenue during the same period in 2017, a decrease of $295,991. We believe that the principal reason for this decrease was a result of the impact of Hurricane Irma, which made landfall in Southern Florida in September 2017, causing significant damage to the area. As a result of the damage from the hurricane, our hotel locations closed due to the fact that the Wyndham hotel group had to halt operations at the respective hotel properties in order to begin the necessary repairs and renovations following the storm. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. The store that we closed generated $92,000 in revenue in 2017, compared to zero in 2018. Excluding that store, our sales decrease on a comparable basis was approximately $204,000.

The lingering impact of the storm has extended throughout 2018 because the building one our stores is housed in continues to require major repairs thus negatively impacting traffic to that store. We also decided not to reopen our 4th location, as this location suffered significant damage in the storm. As all but one of our restaurants was located in timeshare developments, the storm impacted travel to Florida during this time and is now reaching prior levels.

Cost of goods sold during the year ended December 31, 2018 was $209,568 compared to $300,958 during the year ended December 31, 2017 a decrease of $91,390 as a result of significantly lower sales levels in 2018. Cost of sales as a percentage of sales was 47.2% and 40.6%, respectively for the years ended December 31, 2018 and 2017, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced if and when sale levels increase.

Operating expenses

Operating expense decreased during the year ended December 31, 2018, to $591,589 from $1,054,535 during 2017, a decrease of $462,946. This decrease is primarily attributable to $468,500 in non-cash stock-based compensation in the 2017 period compared to zero in 2018. During 2018 compared to 2017, payroll expense decreased $68,185 due to lower sales volume and fewer stores in operation; general and administrative expense decreased by $17,513. In 2018 we incurred an increase in professional fees of $101,480 which is attributable to expenses incurred in our becoming a public reporting company.

10

Other income and expense

Other income and expenses were $114,286 in net expense for the year ended December 31, 2018, compared to net expense of $48,336 during 2017. The increase in net expense of $65,950 is primarily attributable to an increase in interest expense of $101,995 related to the expensing of the beneficial conversion feature of the convertible notes compared to interest expense relating to loans in 2017.

Net Loss

We incurred a net loss attributable to Kisses from Italy, Inc. during the year ended December 31, 2018 of $445,448 or $0.01 per share, compared to a net loss of attributable to Kisses from Italy Inc. of $650,932 for the year ended December 31, 2017, or a decrease in net loss of $205,484. The decrease in net loss attributable to Kisses from Italy, Inc. is attributable to stock-based compensation expense of $468,500 in 2017 compared to zero in 2018, offset by a decline in gross margin in 2018 of $204,601 due to reduced revenues.

Liquidity and Capital Resources

At December 31, 2018, we had $22,877 in cash.

Net cash used in operating activities was ($267,172) during the year ended December 31, 2018, compared to ($147,713) during the year ended December 31, 2017. This increase in the cash used in the year ended December 31, 2018, compared to the similar period in 2017 was primarily to an increased loss in 2018 compared to the loss in 2017, net of stock-based compensation expense.

Cash flows provided or used in investing activities were $-0- during the year ended December 31, 2018 compared to $671 in 2017.

Cash flows provided by financing activities was $238,094 for the year ended December 31, 2018 compared to cash used in financing activities of $167,647 for the year ended December 31, 2017. The increase is attributable to proceeds from convertible notes we received in 2018 of $277,650 offset by net repayments on loan balance in 2018 of $36,904, compared to proceeds of $135,000 from the sale of our stock in 2017 and proceeds from short term borrowings of $32,674. The amount of capital we raise will vary from period to period based on the effectiveness of our fund-raising efforts.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of our financial statements. We have incurred annual losses since inception and expect to incur additional losses in future periods.

We have one asset-based line of credit of $16,905. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on this facility is approximately 32%, plus additional processing fees of approximately 5%. As of December 31, 2018, and December 31 2017, loan payable balances were $5,643 and $45,119 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

During 2016 and 2017 we raised an aggregate of $304,875 from the sale of our Common Stock, including the sale of 1,350,000 shares in 2017 and 1,698,750 shares in 2016. We utilized these funds to implement our business plan, including the opening of our 3 restaurants and development and commencement of the sale of franchises. In order to continue this development, including opening additional company-owned restaurants and continuing to develop and enhance marketing of our franchise concept, we estimate we will need approximately $1 million in additional capital. We believe we can open at least 2 additional locations for approximately $300,000. We intend to use the balance of the funds to either open additional locations or on franchise marketing. We believe that by continuing to open company-owned restaurants we can use these locations to market the franchises.

We have no agreement with any investment banking or other financing source to provide us with funding. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive this financing may have a significant negative impact on our continued development and results of our operations.

In April 2018, we commenced a private offering of convertible debentures (the “Debentures”) to non-residents of the US. These Debentures accrue interest at the rate of 8% per annum and are convertible into shares of our Common Stock beginning upon issuance until such time as our Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures matures 3 years after the issuance date. As of the date hereof, an aggregate of $277,650 in Debentures have been issued. None have been converted.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2018.

Critical Accounting Policies and Estimates

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Stock-based Compensation – We account for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Leases – We follow the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recent Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. As of and for the year ended December 31, 2018, our consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

Kisses from Italy, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

At December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kisses From Italy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kisses From Italy, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 16, 2019

Kisses From Italy Inc.

Consolidated Balance Sheet

	December 31,	December 31,
	2018	2017
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,877	$51,955
Total current assets	22,877	51,955
Property and equipment, net	90,348	130,102
Other Assets	1,093	1,093
Total assets	$114,318	$183,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,374	$13,482
Accrued liabilities	158,089	123,342
Loans payable	5,643	45,199
Total current liabilities	214,106	182,023
Convertible Notes	277,650	–
Total liabilities	491,756	182,023

Stockholders' Equity:

Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value,200,000,000 shares authorized; 81,780,170 and 81,780,170 shares issued and outstanding as of December 31, 2018 and 2017, respectively	81,780	81,780
Additional paid-in capital	1,638,253	1,545,796
Retained earnings deficit	(2,124,631)	(1,679,183)
Total Stockholders' Equity	(404,598)	(51,607)
Non-controlling interest	27,160	52,734
Total stockholders' equity	(377,438)	1,127
Total liabilities and equity	$114,318	$183,150

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	December 31,	December 31,
	2018	2017
		(restated)
Sales	$444,421	$740,412
Cost of goods sold	209,568	300,958
Gross margin	234,853	439,454
Operating expenses:
Depreciation and amortization	39,753	39,694
Executive compensation	16,953	26,717
Stock-based compensation	–	468,500
Payroll and other expenses	174,225	242,409
Rent	99,843	100,367
Consulting and professional fees	149,007	47,527
General and administrative	111,808	129,321
Total operating expenses	591,589	1,054,535
Income (loss) from operations	(356,736)	(615,081)
Other income (expense)
Interest income (expense), net	(114,286)	(48,336)
Total other income (expense)	(114,286)	(48,336)
Income (loss) before income taxes	(471,022)	(663,417)
Provision for income taxes (benefit)	–	–
Net loss	(471,022)	(663,417)
Less: net gain(loss) attributable to non-controlling interests	(25,574)	(12,486)
Net loss attributable to Kisses From Italy, Inc.	(445,448)	(650,932)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	81,780,170	76,036,654

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2018	2017
		(restated)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(445,448)	$(650,932)
Net income loss attributable to non-controlling interest	(25,574)	(12,486)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	39,753	39,694
Amortization of debt discount	92,457	–
Stock-based compensation	–	468,500
Changes in operating assets and liabilities:
Other assets	–	(1,092)
Accounts payable	36,893	11,000
Accrued liabilities	34,747	(2,397)
Net cash provided by (used in) operating activities	(267,172)	(147,713)

Cash flows from investing activities:
Purchase of fixed assets	–	(671)
Net cash provided by (used in) financing activities	–	(671)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	(39,556)	32,674
Proceeds from the sale of convertible notes	277,650	–
Proceeds from private placements	–	135,000
Net cash provided by (used in) financing activities	238,094	167,647

Net increase (decrease) in cash and cash equivalents	(29,078)	19,262
Cash and cash equivalents at beginning of period	51,955	32,962
Cash and cash equivalents at end of period	$22,877	$51,955

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity (restated)

	Preferred Stock		Common Stock		Additional Paid-in	Non-controlling	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, December 31, 2016	–	$–	75,745,170	$75,745	$948,331	$65,219	$(1,028,251)	$61,044

Net income (loss)	–	–	–	–	–	–	(650,932)	(650,932)
Non-controlling income (loss)	–	–	–	–	–	(12,486)		(12,486)
Issuance of common stock in connection with sales made under private offerings	–	–	1,350,000	1,350	133,650	–	–	135,000
Issuance of common stock in exchange for consulting, professional and other services	–	–	4,685,000	4,685	463,815	–	–	468,500

Balance, December 31, 2017	–	$–	81,780,170	$81,780	$1,545,796	$52,734	$(1,679,183)	$1,127

Non-controlling income (loss)	–	–	–	–	–	$(25,574)	$–	$(25,574)
Beneficial conversion feature of convertible notes	–	–	–	–	$92,457	–	–	$92,457
Net income (loss)	–	–	–	–	–	–	$(445,448)	$(445,448)

Balance, December 31. 2018	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to the hurricane and did not re-open that location in 2018.

The Company’s accounting year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC; and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements, as an interim measure to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. As of and for the year ended December 31, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company cash equivalents totaled $22,877 and $51,955 respectively.

Property and equipment

Property and equipment are stated at cost or fair value. During 2018 the Company closed one of its locations and removed all property and detachable leaseholds. The Company believes that this equipment and leaseholds which are in excellent condition can be used at existing and new locations and that the undepreciated book value is equivalent to its fair market value, thus no impairment was recorded. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard.

ASC 842 will be effective for us beginning on January 1,2019. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2018 and December 31, 2017:

	December 31, 2018			December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$52,868	(35,200)	17,668	$52,868	$(24,733)	$28,135
Leasehold improvements	175,716	(103,036)	72,680	175,716	(73,749)	101,967
Total fixed assets	$228,584	(138,236)	90,348	$228,584	$(98,482)	$130,102

For the years ended December 31, 2018 and December 31, 2017, the Company recorded depreciation and amortization of $39,753 and $36,694, respectively.

NOTE 4 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Sales tax payable	$12,605	$42,462
Accrued interest payable	21,728	–
Accrued rent	12,114
Payroll tax liabilities	109,642	80,880
Accrued other	2,000
Total accrued liabilities	$158,089	$123,342

The Company is in arrears on its payroll tax payments as of December 31, 2018. Included in the “payroll tax liabilities” as of December 31, 2018, is approximately $24,695 in interest and penalties.

NOTE 5 – LOANS PAYABLE

We have one asset-based line of credit of $16,905. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facility is approximately 32%, plus additional processing fees of approximately 5%.

As of December 31, 2018, and December 31 2017, loan payable balances were $5,643 and $45,119 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

NOTE 6 – CONVERTIBLE NOTES

As of December 31, 2018 and December 31, 2017, the balance of convertible notes was $277,649 and $-0- respectively.

In April 2018, the Company commenced a private offering of up to $250,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock and are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date. As of the date hereof, an aggregate of $277,649 in Debentures have been issued. None have been converted.

Since the Company’s shares were previously sold in a private placement at a price of $0.10 per share, the difference in price is considered a beneficial conversion feature. Since the holders of the Notes have the right to convert immediately, the beneficial conversion feature of $92,457 has been immediately expensed and recorded as interest expense.

NOTE 7 – STOCKHOLDERS EQUITY

Capital Stock

At December 31, 2018 and December 31, 2017, there were 81,780,170 shares of Common Stock issued and outstanding, with a $0.001 par value.

25,000,000 shares of Preferred Stock, with a par value $0.01 per share, are authorized, none of which has been issued or was outstanding as of December 31, 2018 and 2017, respectively.

In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized Common Shares to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the year ended December 31, 2018, the Company did not accept any subscription agreements to purchase its Common Stock.

During the year ended December 31, 2017, the Company accepted subscription agreements from 9 investors and issued 1,350,000 shares of its Common Stock at a price of $0.10 per shares for gross proceeds totaling $135,000.

Common Stock Issued in Exchange for Services

During the year ended December 3, 2018, the Company did not issue any shares of its Common Stock for services.

During the year ended December 31, 2017, the Company issued 4,685,000 shares of its Common Stock for services valued at $0.10 per share, valued at $468,500. These shares were issued to an aggregate of 13 persons. The price of $0.10 represented the Company’s share price in its private placement throughout all of 2017.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2017 and 2018, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018 the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) has been recorded as “rent expense” on the Company’s financial statement The lease ends on December 9, 2020.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The lease ends on May 1, 2019. The Company has a one-year automatic renewal provision for this lease.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ends on August 1, 2018. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

In addition to the above, Kisses from Royal Vista, which closed in September 2017, previously had been paying $1,800 per month in rent for approximately 950 square feet of space.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 9 – SUBSEQUENT EVENTS

In April 2018, the Company commenced a private offering of up to $250,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock and are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date. As of the date hereof, an aggregate of $277,649 in Debentures have been issued. Of this total, $101,000 was raised subsequent to December 31, 2018. None have been converted.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018, at reasonable assurance levels

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were effective. .

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michele Di Turi	41	Co-Chief Executive Officer, President, and Chairman of the Board
Claudio Ferri	41	Co-Chief Executive Officer, Chief Investment Officer, and a director
Leonardo Fraccalvieri	33	Chief Operating Officer and Director

The above-listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

Resumes

Michele Di Turi has been our Co-Chief Executive Officer, President and Director since our inception. In addition, Mr. Di Turi has been Chief Operating Officer and a Director of Sunshine Biopharma, Inc., a publicly held biotech company, since October 15, 2009. Since November 2008, Mr. Di Turi has also been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of non-regulated biotechnology and medical products. Prior, from February 2003 through November 2008, he was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service. He devotes substantially all of his time to our business affairs.

Claudio Ferri is our Co-Chief Executive Officer, Chief Investment Officer and a director, positions he assumed at our inception. From May 2001 through September 2013, Mr. Ferri was employed by State Street Global Advisors, Montreal, Canada as Vice President, Senior Portfolio Manager and Trader where his responsibilities included the management of Canadian government bonds and provincial/agency investment strategies and trading for active and enhanced fixed income portfolios. Mr. Ferri received a Bachelor of Commerce degree from Concordia University in 2001 with a major in finance. He devotes approximately 30% of his time to our business affairs.

Leonardo Fraccalvieri has been our Chief Operating Officer and a director since our inception. Previously, from April 2013 through January 2014, he was Business Development Manager at Italy America Chamber of Commerce, West LA, CA, where he was responsible for management of project development and evaluation of Italian companies looking to expand in the US. From June 2012 through December 2013, he was a business analyst at 10EQS Management Consulting where he was responsible for market strategy definition. From May 2009 through June 2011, he was a Business Development specialist at BusinessviaItaly, where he worked with companies looking to expand their business internationally to find new commercial partners abroad, as well as providing new business opportunities for foreign nationals. Mr. Fraccalvieri attended Universita’ Commerciale Luigi Bocconi Milano and received an undergraduate degree in Economics of International Market and New Technologies in Milan and a graduate degree from 2 Universita’ Commerciale Luigi Bocconi Milano in Milan where he received a Masters’ degree in International Management and Business Administration, majoring in Management Consulting and Strategy. He devotes substantially all of his time to our business affairs.

Board Committees

As of the date of this Report, we do not have any committees of our Board of Directors. We expect to appoint outside Directors to serve on our Board in the near future, but as of the date of this Report, we have not identified such prospective Directors. Once appointed and we become a reporting company, of which there is no assurance, we expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee.

Family Relationships

There are no family relationships between any of our Directors or executive officers.

Director Independence

Our Board is currently composed of three members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Once we achieve trading status, of which there can be no assurance, we will insure that our committees, as well as our Board of Directors, complies with all the requirements of a public company under the auspices of the OTC Marketplace.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above-referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, there has been no change in the holdings of any of our affiliates and no reports were required to be filed.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Michele Di Turi	2016	113,190	0	0	0	113,190
President, CEO	2017	26,717	0	0	0	26,717
	2018	37,370	0	0	0	37,370

Claudio Ferri	2016	0	0	0	0	0
CEO, CIO	2017	0	0	0	0	0
	2018	0	0	0	0	0

Salaries are established by our Board of Directors. We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors. None of our employees are employed pursuant to an employment agreement.

Compensation of Directors

Other than the compensation described above in the Summary Compensation Table, our officers and directors are reimbursed for actual expenses incurred.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 81,780,170 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares		% of Class

Common	Michele Di Turi(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	38,089,000		46.6%

Common	Claudio Ferri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	20,409,920	(2)	25%

Common	Leonardo Fraccalvieri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	1,000,000		1.2%

Common	All Officers and Directors as a Group (3 persons)	59,498,920		72.8%

(1)     Officer and director of our Company.

(2)    Includes 410,000 shares of common stock held in the name of his wife.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

There are no related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Audit Fees	$40,000	$0

Tax Fees
All Other Fees
Total	$40,000	$0

Audit Fees. Consist of amounts billed for professional services rendered for our annual financial statements included in our Registration Statement filed on Form S-1, our Annual Report on Forms 10-K for our fiscal year ended December 31, 2018 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees. Consists of amounts billed for services other than Audit Fees.

We do not have an audit committee and as a result, our entire Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

10.5	Form of Convertible Debenture, 2018-9 Offering

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.1	Assignment of Lease Agreement between Registrant and Paradigm Shift Holdings, Inc. and Palm Vacation Group for Palm Aire Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.2	Assignment of Lease Agreement between Registrant and Paradigm Holdings, Inc. and Sea Garden Beach and Tennis Resort, Inc. for Sea Garden Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.3	Online Virtual Office Arrangement between Registrant and Regas Management Group, LLC commencing July 1, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.4	Form of 8% Convertible Debenture (incorporated by reference to Amendment to Form S-1 Registration Statement filed on July 11, 2018)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

KISSES FROM ITALY, INC.

Dated: April 16, 2019	By:	s/ Michel Di Turi
Michel Di Turi, Principal Executive Officer

	By:	s/ Claudio Ferri
Claudio Ferri, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2019.

s/ Michel Di Turi

Michel Di Turi, Director

s/ Claudio Ferri

Claudio Ferri, Director

s/ Leonardo Fraccalvieri

Leonardo Fraccalvieri, Director

