Form 10-Q
period 2019-03-31
Kisses From Italy, Inc.
filed 2019-05-20
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 17, 2019 was 81,780,170 shares.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018

F-3	Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) as of March 31, 2019 and 2018

F-4	Interim Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018

F-5	Notes to Interim Unaudited Consolidated Financial Statements

4

Kisses From Italy Inc.

Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$31,694	$22,877
Total current assets	31,694	22,877
Property and equipment, net	81,820	90,348
Other Assets	1,092	1,093
Total assets	$114,606	$114,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,691	$50,374
Accrued liabilities	152,163	158,089
Loans payable	4,066	5,643
Total current liabilities	221,920	214,106
Convertible Notes	378,650	277,650
Total liabilities	600,570	491,756

Stockholders' Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized; 81,780,170 and 81,780,170 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	81,780	81,780
Additional paid-in capital	1,671,886	1,638,253
Retained earnings deficit	(2,260,593)	(2,124,631)
Total Kisses From Italy Stockholders' Equity	(506,927)	(404,598)
Non-controlling interest	20,963	27,160
Total stockholders' equity	(485,964)	(377,438)
Total liabilities and equity	$114,606	$114,318

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Operations

	March 31,	March 31,
	2019	2018

Sales	115,572	$105,404
Cost of goods sold	48,144	46,379
Gross margin	67,428	59,025
Operating expenses:
Depreciation and amortization	10,528	9,938
Executive compensation	–	16,953
Payroll and other expenses	70,386	23,508
Rent	31,455	20,783
Consulting and professional fees	21,372	18,670
General and administrative	28,165	25,509
Total operating expenses	161,906	115,361
Income (loss) from operations	(94,478)	(56,336)
Other income (expense)
Interest income (expense), net	(47,681)	(6,840)
Total other income (expense)	(47,681)	(6,840)
Income (loss) before income taxes	(142,159)	(63,176)
Provision for income taxes (benefit)	–	–
Net loss	(142,159)	(63,176)
Less: net gain (loss) attributable to non-controlling interests	(6,197)	(1,028)
Net loss attributable to Kisses From Italy, Inc.	$(135,962)	$(62,148)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	81,780,170	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Unaudited Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in	Non-controlling	Retained	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, January 1, 2018	–	$–	81,780,170	$81,780	$1,545,796	$52,734	$(1,679,183)	$1,127

Net income (loss)						(1,029)	$(63,176)	$(64,205)

Balance, March 31. 2018	–	$–	81,780,170	$81,780	$1,545,796	$51,705	$(1,742,359)	$(63,078)

Balance January 1, 2019	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Beneficial conversion feature of convertible notes					33,633			33,633

Net loss						(6,197)	(135,962)	(142,159)
Balance March 31, 2019	–	–	81,780,170	$81,780	$1,671,886	$20,963	$(2,260,593)	$(485,964)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Cash Flows

	March 31,	March 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(135,962)	$(63,176)
Net income loss attributable to non-controlling interest	(6,197)	(1,028)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,528	9,938
Amortization of debt discount	33,633	–
Changes in operating assets and liabilities:
Accounts payable	15,319	8,314
Loan payable	–	(4,408)
Accrued liabilities	(5,927)	–
Net cash provided by (used in) operating activities	(88,606)	(50,360)

Cash flows from investing activities:
Purchase of fixed assets	(2,000)	–
Net cash provided by (used in) financing activities	(2,000)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net
Loans payable, net	(1,577)	–
Proceeds from private placements	101,000	–
Net cash provided by (used in) financing activities	99,423	–

Net increase (decrease) in cash and cash equivalents	8,817	(50,360)
Cash and cash equivalents at beginning of period	22,877	51,955
Cash and cash equivalents at end of period	$31,694	$1,595

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Unaudited Financial Statements

For the Three Months Ended March 31, 2019, and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company was forced to temporarily cease operations of its restaurants for approximately six months due to hurricane damage. As a further result, the Company vacated one of its restaurants due to hurricane incurred damage and permanently closed that location in 2018.

The Company’s accounting year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the unaudited financial statements and notes have been prepared on the same basis as the audited financial statements for the year ended December 31, 2018 and include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operation. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018, and 2017 included in the Company’s Form 10-K filed with the SEC on April 16, 2019.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. For the three month period ended March 31, 2019, the consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC; and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

All intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of operations, represents food and beverage product sold and is presented net of discounts, coupons, employee meals, and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. As of March 31, 2019, and for the year ended December 31, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company’s cash equivalents totaled $31,694 and $22,877, respectively.

Property and equipment

Property and equipment are stated at cost or fair value. During 2018 the Company permanently closed one of its locations and removed all property and detachable leaseholds. The Company believes that this equipment and leaseholds which are in excellent condition can be used at existing and new locations and that the undepreciated book value is equivalent to its fair market value, thus no impairment was recorded. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	1 – 6 years
Machinery and equipment	3 – 5 years
Leasehold improvements	Lesser of the lease term or estimated useful life

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

As an emerging growth company the Company has until December 15, 2019 to adopt ASC 842. While the Company continues to evaluate the impact of the new standard, the Company expects the adoption of this guidance will not have any impact on its financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2019, and December 31, 2018, the Company had $31,694 and $22,877 in cash on hand respectively, and revenues of $115,572 and $105,404, respectively. Additionally, as of March 31, 2019, the Company had outstanding liabilities totaling $600,570 and $31,694 in short term liquid assets.

In the Company’s financial statements for the fiscal years ended December 31, 2018, and 2017, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, it believes it does not have sufficient existing cash resources to fund its current operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$54,868	(37,488)	17,380	$52,868	(35,200)	17,668
Leasehold improvements	175,716	(111,276)	64,440	175,716	(103,036)	72,680
Total fixed assets	$230,584	(148,764)	81,820	$228,584	(138,236)	90,348

For the three months ended March 31, 2019, and 2018, the Company recorded depreciation and amortization of $10,528 and $9,938 respectively.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2019, and December 31, 2018.

	March 31, 2019	December 31, 2018
Sales tax payable	$20,699	$12,605
Accrued interest payable	19,266	21,728
Accrued rent	–	12,114
Payroll tax liabilities	112,198	109,642
Accrued other	–	2,000
Total accrued liabilities	$152,163	$158,089

The Company is in arrears on its payroll tax payments as of March 31, 2019. Included in the “payroll tax liabilities” as of December 31, 2018, is approximately $27,251 in interest and penalties.

NOTE 6 – LOANS PAYABLE

The Company has one asset-based line of credit of $10,725. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facility is approximately 32%, plus additional processing fees of approximately 5%.

As of March 31, 2019, and December 31, 2018, loan payable balances were $4,066 and $5,643 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2019, and December 31, 2018, the balance of convertible notes was $378,650 and $277,650 respectively. In April 2018, the Company commenced a private offering of up to $250,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock but are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date. None of the convertible debentures have been converted.

Since the Company’s shares were previously sold in a private placement at a price of $0.10 per share, the difference in price is considered a beneficial conversion feature. Since the holders of the Notes have the right to convert immediately, the beneficial conversion feature of $126,090 has been immediately expensed and recorded as interest expense.

NOTE 8 – STOCKHOLDERS EQUITY

Capital Stock

At March 31, 2019, and December 31, 2018, there were 81,780,170 shares of Common Stock issued and outstanding, with a $0.001 par value.

25,000,000 shares of Preferred Stock, with a par value $0.01 per share, are authorized, none of which have been issued or were outstanding as of March 31, 2019, or December 31, 2018.

In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized Common Shares to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the three months ended March 31, 2019, the Company did not issue any of its Common Stock in any private offering, or otherwise.

During the year ended December 31, 2018, the Company did not issue any of its Common Stock in any private offering, or otherwise.

Common Stock Issued in Exchange for Services

During the three months ended March 31, 2019, the Company did not issue any shares of its Common Stock for services.

During the year ended December 31, 2018, the Company did not issue any shares of its Common Stock for services.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, and December 31, 2018, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) was recorded as “rent expense” on the Company’s financial statements for the year ended December 31, 2018. The lease ends on December 9, 2020.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ended on August 1, 2018 and was renewed on the same terms. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 10 – SUBSEQUENT EVENTS

During the period from April 11 through May 8, 2019, the Company received $15,300 in proceeds from the sale of convertible notes to four accredited investors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Overview and History

We are a Florida corporation incorporated on March 7, 2013, focused on developing a fast, casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. We opened three additional locations by April 2016, all in Southern Florida, through a working relationship with Wyndham Hotels. In September 2017, Hurricane Irma caused significant damage to the area. As a result of the damage from the Hurricane, our hotel locations closed due to the fact that the Wyndham hotel group had to halt operations at the respective hotel properties in order to begin the necessary repairs and renovations following the storm. All but one of our restaurants are located in timeshare developments. The storm impacted travel to Florida during this time and is just now reaching prior levels. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. We also elected not to reopen our 4th location, as the damages were too excessive. If we are able to raise additional capital, of which there is no assurance, our intention is to own and operate up to 10 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2019, and 2018

Revenue and Cost of Sales

During the three-month period ended March 31, 2019, our revenues remained relatively constant compared to the prior year similar period. We generated $115,572 in revenues, compared to revenues of $105,404 in revenue during the same period in 2018, an increase of $10,168. We are continuing our efforts to recover from the impact that Hurricane Irma had on our business and South Florida in general.

Cost of goods sold during the three months ended March 31, 2019, was also relatively constant compared to the same period in 2018. Our costs of goods sold was $48,143 during the three months ended March 31, 2019, compared to $46,379 during the same period in 2018. Cost of sales as a percentage of sales was 58.3% and 56.0%, for the periods ended March 31, 2019, and 2018, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase, of which there is no assurance.

Operating expenses

Operating expense increased during this period, to $161,906 in the three months ended March 31, 2019, compared to $115,361 during the same period in 2018, an increase of $46,545. This increase was primarily as a result of increased payroll, which increased by $46,878 because in 2019 our hotel locations were operating at full capacity in comparison to 2018, whereby the locations were affected by the damage that greatly reduced the foot traffic to our restaurants thereby reducing the amount of staff required. Rent expense also increased by over $10,000 in this period as a result of rent abatements in the 2018 period. All other operating expenses remained consistent from the prior period in 2018.

Other income and expense

Other income and expense was $47,681 during the three months ended March 31, 2019, compared to $6,840 during the same period in 2018 due to increased interest expense from increased short term borrowing, related to our convertible notes issued subsequent to March 31, 2018, See “Liquidity and Capital Resources” below.

Net Loss

As a result, during the three months ended March 31, 2019, we incurred a net loss attributable to Kisses from Italy Inc. of ($135,962) or $0.00 per share and a net loss attributable to non-controlling interests of ($6,197); compared to a net losses of ($62,148) or $0.00 per share and a $(1,028) a net loss attributable to non-controlling interests; respectively, for the same three-month period in 2018.

Liquidity and Capital Resources

At March 31, 2019, we had $31,694 in cash and cash equivalents.

Net cash used in operating activities was ($88,606) during the three-month period ended March 31, 2019, compared to ($50,360) during the three months ended March 31, 2018. This increase in the cash used in the three months ended March 31, 2019, compared to the similar period in 2018 was primarily attributable to our increased operating loss in 2019 over 2018 levels of $72,786 offset by amortization of debt discount of $33,633.

Cash flows used in investing activities were $2,000 during the three months ended March 31, 2019, compared to $0 in 2018 due to the purchase of equipment in the 2019 period.

Net cash provided by financing activities was $99,423 for the period ended March 31, 2019. We did not engage in any financing activities during the three months ended March 31, 2018. The increase is attributable to proceeds from convertible notes we received in 2019 of $101,000 offset by net repayments on loan balance of $1,577. The amount of capital we raise will vary from period to period based on the effectiveness of our fundraising efforts.

Our audited consolidated financial statements for the year ended December 31, 2018, were prepared assuming we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred annual losses since inception and expect we may incur additional losses in future periods.

We have one asset-based line of credit for $10,725 with one lender. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on these facilities are approximately 31 to 38% respectively, plus additional processing fees of approximately 5%. As of the date of this Report, the balance on asset-based line was $4,066.

In order to continue our business development, including opening additional company-owned restaurants and continuing to develop and enhance the marketing of our franchise concept, we estimate we will need approximately $1 million in additional capital. We believe we can open at least 2 additional locations for approximately $300,000. We intend to use the balance of the funds to either open additional locations or use the balance of the funds on franchise marketing. We believe that by continuing to open company-owned restaurants we can use these locations to market the franchises.

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

In April 2018, we commenced a $250,000 private offering of convertible debentures (the “Debentures”) to non-residents of the US. These Debentures accrue interest at the rate of 8% per annum and are convertible into shares of our Common Stock beginning upon issuance until such time as our Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. Each Debenture matures 3 years after the issuance date. As of the date hereof an aggregate of $378,650 in Debentures have been issued. None have been converted.

Our management recently began scouting locations throughout the different regions of Italy and have found interesting locations with great potential in the regions of Rome and further south in the region of Puglia. We have deemed these locations as opportunities for additional corporate-owned and franchise program expansion. However, there are no agreements in place as of the date of this Report to open any new facilities, either Company owned or franchises and no assurances can be provided that we will expand our operations accordingly.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2019, we did not issue any shares of our Common Stock.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2019.

KISSES FROM ITALY, INC.

By:	s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

