Form 10-Q
period 2019-06-30
Kisses From Italy, Inc.
filed 2019-08-19
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2019

Commission File Number: 000-52898

Kisses From Italy, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	46-2388377
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

80 SW 8th ST.

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

305 423-7129

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 16, 2019 was 81,780,170 shares.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of June 30, 2019, and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018

F-3	Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) as of June 30, 2019, and 2018

F-4	Interim Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018

F-5	Notes to Interim Unaudited Consolidated Financial Statements

4

Kisses From Italy Inc.

Unaudited Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$10,422	$22,877
Total current assets	10,422	22,877

Property and equipment, net	73,389	90,348
Other Assets	1,092	1,093
Total assets	$84,903	$114,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,501	$50,374
Accrued liabilities	161,989	158,089
Loans payable	9,301	5,643
Total current liabilities	250,791	214,106

Convertible Notes	441,450	277,650
Total liabilities	692,241	491,756

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized; 81,780,170 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	81,780	81,780
Additional paid-in capital	1,692,799	1,638,253
Retained earnings deficit	(2,399,503)	(2,124,631)
Total Kisses From Italy Stockholders' Equity	(624,924)	(404,598)
Non-controlling interest	17,586	27,160
Total stockholders' equity	(607,338)	(377,438)
Total liabilities and equity	$84,903	$114,318

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Sales	$162,429	$131,707	$278,001	$237,111
Cost of goods sold	78,790	56,954	126,934	103,333
Gross margin	83,639	74,753	151,067	133,778

Operating expenses:
Depreciation and amortization	10,730	9,938	21,258	19,876
Executive compensation	–	–	–	16,953
Payroll and other expenses	68,420	57,560	138,806	81,068
Rent	33,418	22,800	64,874	43,583
Consulting and professional fees	10,241	22,997	31,613	41,667
General and administrative	77,112	33,184	105,277	58,693
Total operating expenses	199,921	146,479	361,828	261,840
Income (loss) from operations	(116,282)	(71,727)	(210,761)	(128,063)

Other income (expense)
Interest income (expense), net	(26,004)	(50,657)	(73,686)	(57,497)
Total other income (expense)	(26,004)	(50,657)	(73,686)	(57,497)
Income (loss) before income taxes	(142,286)	(122,384)	(284,446)	(185,560)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(142,286)	(122,384)	(284,446)	(185,560)
Less: net gain (loss) attributable to non-controlling interests	(3,377)	(8,481)	(9,574)	(9,509)
Net loss attributable to Kisses From Italy, Inc.	$(138,909)	$(113,903)	$(274,872)	$(176,051)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	81,780,170	81,780,170	81,780,170	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional Paid-in	Non-controlling	Retained	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, January 1, 2018	–	$–	81,780,170	$81,780	$1,545,796	$52,734	$(1,679,183)	$1,127

Net income (loss)	–	–	–	–	–	(1,029)	$(63,176)	$(64,205)

Balance, March 31. 2018	–	$–	81,780,170	$81,780	$1,545,796	$51,705	$(1,742,359)	$(63,078)

Net income (loss)	–	–	–	–	–	(8,480)	$(112,875)	(121,355)

Beneficial conversion feature of convertible notes	–	–	–	–	49,452	–	–	49,452

Balance, June 30, 2018	–	$–	81,780,170	$81,780	$1,595,248	$43,225	$(1,855,234)	$(134,981)

Balance January 1, 2019	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Beneficial conversion feature of convertible notes	–	–	–	–	33,633	–	–	33,633
								–
Net loss	–	–	–	–	–	(6,197)	(135,962)	(142,159)
Balance March 31, 2019	–	$–	81,780,170	$81,780	$1,671,886	$20,963	$(2,260,593)	$(485,964)

Beneficial conversion feature of convertible notes	–	–	–	–	20,913	–	–	20,913

Net income (loss)	–	–	–	–	–	(3,377)	(138,909)	(142,286)

Balance June 30, 2019	–	$–	81,780,170	$81,780	$1,692,799	$17,586	$(2,399,503)	$(607,338)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Cash Flows

	June 30,	June 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(274,872)	$(176,051)
Net income loss attributable to non-controlling interest	(9,574)	(9,509)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,258	19,876
Amortization of debt discount	54,545	49,500
Changes in operating assets and liabilities:
Other assets	–	–
Accounts payable	29,130	–
Accrued liabilities	3,899	18,449
Net cash provided by (used in) operating activities	(175,614)	(97,735)

Cash flows from investing activities:
Purchase of fixed assets	(4,299)	–
Net cash provided by (used in) financing activities	(4,299)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings - net	–	–
Loans payable, net	3,658	(37,013)
Proceeds from the sale of convertible notes	163,800	148,649
Proceeds from private placements	–	–
Net cash provided by (used in) financing activities	167,458	111,636

Net increase (decrease) in cash and cash equivalents	(12,455)	13,901
Cash and cash equivalents at beginning of period	22,877	51,955
Cash and cash equivalents at end of period	$10,422	$65,856

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Unaudited Financial Statements

For the Three and Six Months Ended June 30, 2019, and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to hurricane damage and permanently closed that located in 2018.

On May 30, 2019, the Company announced that it was working on opening its inaugural corporate-owned Italian location. The new location is expected to enable the Company to build its European franchise program and distribution network, as well as creating efficiencies in its planned product distributions that can be scaled across the various business units.

The new restaurant, located at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia, is also expected to become the Company’s training facility for future franchises in Europe. The Company expects to have the location fully operational during the fourth quarter of 2019. Expenses associated with opening the new location included the Company’s financial statements for the six month period ended June 30, 2019, were not material.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2018, and 2017 filed with the SEC on April 16, 2019.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, impairment of long-lived assets, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals, and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the six months ended June 30, 2019, and the year ended December 31, 2018, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company’s cash equivalents totaled $10,422 and $22,877, respectively.

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

As an emerging growth company, we have until December 15, 2019, to adopt ASC 842. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2019, and December 31, 2018, the Company had $10,422 and $22,877 in cash on hand respectively and for the six month periods ended June 30, 2019, and 2018, the Company recorded revenues of $278,001 and $237,111, respectively. Additionally, as of June 30, 2019, the Company had a working capital deficit of $240,368; and negative stockholders equity of $(607,338).

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2019, and December 31, 2018:

	June 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$56,966	(39,978)	16,988	$52,868	(35,200)	17,668
Leasehold improvements	175,916	(119,515)	56,401	175,716	(103,036)	72,680
Total fixed assets	$232,882	(159,493)	73,389	$228,584	(138,236)	90,348

For the six month periods ended June 30, 2019, and 2018, respectively the Company recorded depreciation and amortization of $21,258 and $19,876 respectively.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2019, and December 31, 2018.

	June 30, 2019	December 31, 2018
Sales tax payable	$20,533	$12,605
Accrued interest payable	28,430	21,728
Accrued rent	–	12,114
Payroll tax liabilities	113,026	109,642
Accrued other	–	2,000
Total accrued liabilities	$161,989	$158,089

The Company is in arrears on its payroll tax payments as of June 30, 2019. Included in the “payroll tax liabilities” as of June 30, 2019, is approximately $29,774 in interest and penalties.

NOTE 6 – LOANS PAYABLE

The Company has one asset-based line of credit of $9,301. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facility is approximately 32%, plus additional processing fees of approximately 5%.

As of June 30, 2019, and December 31, 2018, loan payable balances were $9,301 and $4,066 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2019, and December 31, 2018, the balance of convertible notes was $441,450 and $277,650, respectively.

In April 2018, the Company commenced a private offering of up to $500,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock and are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date. As of the date hereof, an aggregate of $441,450 in Debentures have been issued. None have been converted.

Since the Company’s shares were previously sold in a private placement at a price of $0.10 per share, the difference in price is considered a beneficial conversion feature. Since the holders of the Notes have the right to convert immediately, the beneficial conversion feature of $147,003 has been immediately expensed and recorded as interest expense.

NOTE 8 – STOCKHOLDERS EQUITY

Capital Stock

At June 30, 2019, and December 31, 2018, there were 81,780,170 shares of Common Stock issued and outstanding, with a $0.001 par value.

25,000,000 shares of Preferred Stock, with a par value $0.01 per share, are authorized, none of which has been issued or was outstanding as of June 30, 2019, and December 31, 2018, respectively.

In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized Common Shares to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the six months ended June 30, 2019 and 2018, respectively the Company did not accept any subscription agreements to purchase its Common Stock.

Common Stock Issued in Exchange for Services

During the six months ended June 30, 2019, and 2018, respectively the Company did not issue any shares of its Common Stock for services.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, and December 31, 2018, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) was recorded as “rent expense” on the Company’s financial statements for the year ended December 31, 2018. The lease ends on December 9, 2020.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 10 – SUBSEQUENT EVENTS

During the period from July 1 through August 15, 2019, the Company received $50,240 in proceeds from the sale of convertible notes to seven accredited investors.

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

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by early 2020.

On May 30, 2019, we announced that we were working on opening our inaugural corporate-owned Italian location. We are both hopeful and confident this will be the first of many new outlets across the European continent. Italian traditions and culture have always been the source of inspiration behind our culinary concept. It is expected to allow us to establish and build our European franchise program and distribution network, as well as creating efficiencies, in our planned product distributions, that can be scaled across the various business units.

The new restaurant, located at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia, is also expected to become our training facility for future franchises in Europe.  We expect to have the location fully operational during the fourth quarter of 2019.

We have never been subject to any bankruptcy proceeding. Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7129 and our website is www.kissesfromitaly.com.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2019, and 2018

Revenue and Cost of Sales

During the six month period ended June 30, 2019, our revenues were $278,011 compared to $237,111 for the same six month period ended June 30, 2018, an increase of $40,890, or approximately 17.2%. We are continuing our efforts to recover from the impact that Hurricane Irma had on our business and South Florida in general.

Cost of goods sold during the six months ended June 30, 2019, was $126,934 compared to $103,333 during the same period in 2018. Cost of sales as a percentage of sales was 45.7% and 43.6% for the periods ended June 30, 2019, and 2018, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase, of which there is no assurance.

Operating expenses

Operating expense increased during this period, to $361,827 in the six months ended June 30, 2019, compared to $261,840 during the same period in 2018, an increase of $99,987. This increase was primarily as a result of increased payroll. Payroll increased by $57,738 because in 2019 our hotel locations were operating at full capacity in comparison to 2018, when operations were limited by the impact of the Hurricane.. Rent expense also increased by over $21,290 in this period as a result of rent abatements received in the 2018 period. We also commenced efforts to expand our business into Italy during this period. During this period approximately $15,000 in operating expense was attributable to these efforts. Additionally, general and administrative expenses increased by $46,584 in the 2019 period compared to the same period in 2018. This increase is primarily attributable to increased . expense across various categories including approximately $15,000 spent toward the pending expansion of the Company’s European location mentioned throughout this Report.

Other expense

Other income and expense was $73,685 during the six months ended June 30, 2019, compared to $57,497 during the same period in 2018 due to increased interest expense from increased borrowing, specifically our convertible notes issued subsequent to June 30, 2018, See “Liquidity and Capital Resources” below.

Net Loss

As a result, during the six months ended June 30, 2019, we incurred a net loss attributable to Kisses from Italy Inc. of ($274,872) or $0.00 per share and a net loss attributable to non-controlling interests of ($9,574); compared to a net losses of ($185,560) or $0.00 per share and a $(9,509) a net loss attributable to non-controlling interests; respectively, for the same six-month period in 2018. The increase in the net loss attributable to Kisses from Italy Inc. of $98,886 for the six month period ended June 30, 2019, compared to the same period in 2018 is primarily attributable to increased operating expenses and interest expense, partially offset by an increase in gross margin due to higher sales.

Comparison of Results of Operations for the three months ended June 30, 2019, and 2018

Revenue and Cost of Sales

During the three-month period ended June 30, 2019, our revenues increased from $131,707 in the 2018 period to $162,429, an increase of $30,722, approximately 23.3%. We are continuing our efforts to recover from the impact that Hurricane Irma had on our business and South Florida in general.

Cost of goods sold during the three month period ended June 30, 2019, was $78,790 compared to $56,954 during the same period. Cost of sales as a percentage of sales was 48.5% and 43.2% for the periods ended June 30, 2019, and 2018, respectively. We are not as efficient in terms of cost of sales at lower revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase, of which there is no assurance.

Operating expenses

Operating expense increased during this period, to $191,921 in the three months ended June 30, 2019, compared to $146,79 during the same period in 2018, an increase of $53,422. The increase is attributable to an increase in payroll, rent and G&A expenses offset by a reduction in consulting and professional fees.

Other income and expense

Other expense was $26,004 during the three months ended June 30, 2019, compared to $50,657 during the same period in 2018. The decrease is attributable to less borrowing on convertible notes issued in the 2019 period compared to 2018. Since these notes have been issued at a discount there is a beneficial conversion period requiring immediate expensing of discount which is charged to interest expense. So at lower levels of borrowing, there is less discount and interest expense. See Note 7. Convertible Notes.

Net Loss

During the three months ended June 30, 2019, we incurred a net loss attributable to Kisses from Italy Inc. of ($138,909) or $0.00 per share and a net loss attributable to non-controlling interests of ($3,377); compared to net losses of ($113,903) or $0.00 per share and a $(8,481) a net loss attributable to non-controlling interests; respectively, for the same three-month period in 2018.

Liquidity and Capital Resources

At June 30, 2019, we had $ 10,422 in cash and cash equivalents.

Net cash used in operating activities was $175,616 during the six-month period ended June 30, 2019, compared to $97,735 during the six months ended June 30, 2018. This increase in the cash used in the six months ended June 30, 2019, compared to the similar period in 2018 was primarily attributable to our increased operating loss in 2019 over 2018 levels of $ 98,821 offset by an increase in accounts payable of $29,127.

Cash flows used in investing activities were $4,299 during the six months ended June 30, 2019, compared to $0 in 2018 due to the purchase of equipment in the 2019 period.

Net cash provided by financing activities was $167,458 for the period ended June 30, 2019, compared to 111,636 during the same period in June 30, 2018. The increase is attributable to proceeds from convertible notes we received in 2019 of $15,151 and a reduction in net repayments on loan balances of $40,671. The amount of capital we raise will vary from period to period based on the effectiveness of our fundraising efforts.

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

We have one asset-based line of credit for $9,301 with one lender. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on these facilities are approximately 31 to 38% respectively, plus additional processing fees of approximately 5%. As of the date of this Report, the balance on the asset-based line was $4,066.

In order to continue our business development, including opening additional company-owned restaurants and continuing to develop and enhance the marketing of our franchise concept, we estimate we will need approximately $1 million in additional capital. We believe we can open at least 2 additional locations for approximately $300,000. We intend to use the balance of the funds to either open additional locations or use the balance of the funds on franchise marketing. We believe that by continuing to open company-owned restaurants we can use these locations to market other locations.

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

In April 2018, we commenced a private offering of convertible debentures (the “Debentures”) to non-residents of the US. These Debentures accrue interest at the rate of 8% per annum and are convertible into shares of our Common Stock beginning upon issuance until such time as our Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. Each Debenture matures 3 years after the issuance date. As of the date hereof, an aggregate of $441,450 in Debentures have been issued. None have been converted. These funds have been used primarily to cover our operating losses. We have arranged for our application to trade our Common Stock to be filed with FINRA on our behalf but there are no assurances the application will be successful.

Our management recently began scouting locations throughout the different regions of Italy and have found what they consider to be interesting locations with great potential in the regions of Rome and further south in the region of Puglia. We have deemed these locations as opportunities for additional corporate-owned and franchise program expansion. However, there are no agreements in place as of the date of this Report to open any new facilities, either Company-owned or franchises and no assurances can be provided that we will expand our operations accordingly.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2019.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at a reasonable assurance level.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly presents, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six month period ended June 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2019, we did not issue any of our equity securities.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2019.

KISSES FROM ITALY, INC.

By:	/s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	/s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

