Form 10-Q
period 2019-09-30
Kisses From Italy, Inc.
filed 2019-11-19
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2019

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 18, 2019, was 92,074,455 shares.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Consolidated Balance Sheets as of September 30, 2019, and December 31, 2018

F-2	Interim Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019, and 2018

F-3	Unaudited Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019, and 2018

F-4	Interim Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019, and 2018

F-5	Notes to Interim Unaudited Consolidated Financial Statements

4

Kisses From Italy Inc.

Unaudited Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$97,366	$22,877
Total current assets	97,366	22,877

Property and equipment, net	64,865	90,348
Other Assets	1,092	1,093
Total assets	$163,323	$114,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,504	$50,374
Accrued liabilities	131,214	158,089
Loans payable	4,533	5,643
Total current liabilities	215,251	214,106

Convertible Notes	10,000	277,650
Total liabilities	225,251	491,756

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, $0.001 par value. 25,000,000 shares authorized; zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 200,000,000 shares authorized; 92,074,455 issued and outstanding as of September 30, 2019 and 81,780,170 issued and outstanding as of December 31, 2018	92,074	81,780
Additional paid-in capital	2,443,615	1,638,253
Retained earnings deficit	(2,612,035)	(2,124,631)
Total Kisses From Italy Stockholders' Equity	(76,346)	(404,598)
Non-controlling interest	14,418	27,160
Total stockholders' equity	(61,928)	(377,438)
Total liabilities and equity	$163,323	$114,318

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Operations

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September	September	September	September
	2019	2018	2019	2018

Sales	$93,834	$114,993	$371,835	$352,103
Cost of goods sold	39,659	65,355	166,593	168,688
Gross margin	54,175	49,638	205,242	183,415
Operating expenses:
Depreciation and amortization	10,983	9,939	32,241	29,815
Executive compensation	–	–	–	16,953
Payroll and other expenses	63,933	59,489	202,739	140,557
Rent	17,127	12,630	82,001	56,214
Consulting and professional fees	56,157	64,825	87,770	106,492
General and administrative	32,687	40,951	137,964	99,644
Total operating expenses	180,887	187,834	542,715	449,673
Income (loss) from operations	(126,711)	(138,196)	(337,473)	(266,258)
Other income (expense)
Other income	–	33,732	–	33,732
Interest income (expense), net	(88,988)	(23,297)	(162,673)	(80,794)
Total other income (expense)	(88,988)	10,435	(162,673)	(47,062)
Income (loss) before income taxes	(215,700)	(127,760)	(500,146)	(313,319)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(215,700)	(127,760)	(500,146)	(313,319)
Less: net gain (loss) attributable to non-controlling interests	(3,168)	(10,151)	(12,742)	(19,661)
Net loss attributable to Kisses From Italy, Inc.	$(212,532)	$(117,609)	$(487,404)	$(293,660)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding: Basic and diluted	81,892,064	81,780,170	81,817,878	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Unaudited Consolidated Statements of Changes in Stockholders' Equity

					Additional	Non-		Total
	Preferred Stock		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, January 1, 2018	–	$–	81,780,170	$81,780	$1,545,796	$52,734	$(1,679,183)	$1,127
Net income (loss)						(1,029)	(63,176)	(64,205)
Balance, March 31. 2018	–	$–	81,780,170	$81,780	$1,545,796	$51,705	$(1,742,359)	$(63,078)

Net income (loss)						(8,480)	(112,875)	(121,355)
Beneficial conversion feature of convertible notes					49,452			49,452
Balance, June 30, 2018	–	$–	81,780,170	$81,780	$1,595,248	$43,225	$(1,855,234)	$(134,981)

Net income (loss)						(10,151)	(117,609)	(127,760)
Beneficial conversion feature of convertible notes					19,814			19,814
Balance September 30, 2018	–	$–	81,780,170	$81,780	$1,615,062	$33,074	$(1,972,843)	$(242,927)

					Additional	Non-		Total
	Preferred Stock		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance January 1, 2019	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Beneficial conversion feature of convertible notes					33,633			33,633
Net loss						(6,197)	(135,962)	(142,159)
Balance March 31, 2019	–	$–	81,780,170	$81,780	$1,671,886	$20,963	$(2,260,593)	$(485,964)

Beneficial conversion feature of convertible notes					20,913			20,913
Net income (loss)						(3,377)	(138,909)	(142,286)
Balance June 30, 2019	–	$–	81,780,170	$81,780	$1,692,799	$17,586	$(2,399,503)	$(607,338)

Net income (loss)						(3,168)	(212,532)	(215,700)
Retirement of convertible debt and accrued interest with common stock			10,294,285	10,294	750,816			761,110
Balance September 30, 2019	$–	$–	92,074,455	$92,074	$2,443,615	$14,418	$(2,612,035)	$(61,928)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Unaudited Consolidated Statements of Cash Flows

	September 30,	September 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(487,404)	$(293,660)
Net income loss attributable to non-controlling interest	(12,742)	(19,661)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	32,241	29,815
Amortization of debt discount	129,386	69,266
Changes in operating assets and liabilities:
Accounts receivable	–	(2,704)
Accounts payable	29,127	24,012
Accrued liabilities	3,199	(1,039)
Net cash provided by (used in) operating activities	(306,193)	(193,971)

Cash flows from investing activities:
Purchase of fixed assets	(6,757)	–
Net cash provided by (used in) financing activities	(6,757)	–

Cash flows from financing activities:
Repayment of loans payable, net	(1,110)	(45,199)
Proceeds from the sale of convertible notes	388,549	208,150
Net cash provided by (used in) financing activities	387,439	162,951

Net increase (decrease) in cash and cash equivalents	74,489	(31,020)
Cash and cash equivalents at beginning of period	22,877	51,955
Cash and cash equivalents at end of period	$97,366	$20,935

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2019, and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to hurricane damage and permanently closed that location in 2018.

On May 30, 2019, the Company announced that it was working on opening its inaugural corporate-owned Italian location. The new location is expected to enable the Company to build its European franchise program and distribution network, as well as creating efficiencies in its planned product distributions that can be scaled across the various business units.

The new restaurant, located at Strada Provinciale 70 #100, Via Vittorio Veneto, 100 Ceglie del Campo, Bari, Italia, which opened on October 24th is also expected to become the Company’s training facility for future franchises in Europe. Expenses associated with opening the new location included the Company’s financial statements for the nine-month period ended September 30, 2019, were not material.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC; its 70% owned subsidiary, Kisses-Palm Sea Royal LLC and Kisses from Italy – Franchising LLC.

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

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company’s cash equivalents totaled $97,366 and $22,877, respectively.

Property and equipment

Property and equipment are stated at cost or fair value. During 2018 the Company permanently closed one of its locations and removed all property and detachable leaseholds. The Company believes that this equipment and leaseholds which are in excellent condition can be used at existing and new locations and that the undepreciated book value is equivalent to its fair market value, thus no impairment was recorded. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations. The estimated useful lives of property and equipment are as follows:

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2019, and December 31, 2018, the Company had $97,366 and $22,877 in cash on hand respectively and for the nine-month periods ended September 30, 2019, and 2018, the Company recorded revenues of $371,835 and $352,103 respectively. Additionally, as of September 30, 2019, the Company had a working capital deficit of $117,885; and negative stockholders equity of $(61,928).

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2019, and December 31, 2018:

	September 30, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$59,424	(42,720)	16,704	$52,868	(35,200)	17,668
Leasehold improvements	175,917	(127,756)	48,161	175,716	(103,036)	72,680
Total fixed assets	$235,341	(170,476)	64,865	$228,584	(138,236)	90,348

For the nine-month periods ended September 30, 2019, and 2018, respectively the Company recorded depreciation and amortization of $32,241 and $29,815 respectively.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2019, and December 31, 2018.

	September 30, 2019	December 31, 2018
Sales tax payable	$3,881	$12,605
Accrued interest payable	2,966	21,728
Accrued rent	–	12,114
Payroll tax liabilities	124,367	109,642
Accrued other	–	2,000
Total accrued liabilities	$131,214	$158,089

The Company is in arrears on its payroll tax payments as of September 30, 2019. Included in the “payroll tax liabilities” as of September 30, 2019, is approximately $29,774 in interest and penalties.

NOTE 6 – LOANS PAYABLE

The Company has one asset-based line of credit of $4,533. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facility is approximately 32%, plus additional processing fees of approximately 5%.

As of September 30, 2019, and December 31, 2018, loan payable balances were $4,533 and $5,643 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2019, and December 31, 2018, the balance of convertible notes was $10,000 and $277,650, respectively.

In April 2018, the Company commenced a private offering of up to $700,000 in convertible debenture (the “Debentures”), to non-residents of the US. These notes accrue interest at the rate of 8% per annum and are convertible into shares of the Company’s Common Stock and are only convertible until such time as the Company’s Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. The Debentures mature three years after the issuance date.

Since the Company’s shares were previously sold in a private placement at a price of $0.10 per share, the difference in price is considered a beneficial conversion feature. Since the holders of the Notes have the right to convert immediately, the beneficial conversion feature of $221,843 has been immediately expensed and recorded as interest expense.

During the three month period ended September 30, 2019, convertible noteholders holding $656,195 of convertible notes along with accrued interest of $30,074 converted their notes into 10,294,285 shares of Common Stock.

NOTE 8 – STOCKHOLDERS EQUITY

Capital Stock

On September 30, 2019, and December 31, 2018, there were 92,074,455 and 81,780,170 shares of Common Stock issued and outstanding, respectively, with a $0.001 par value.

25,000,000 shares of Preferred Stock, with a par value of $0.01 per share, are authorized, none of which has been issued or was outstanding as of September 30, 2019, and December 31, 2018, respectively.

In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized Common Shares to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the nine months ended September 30, 2019, and 2018, respectively the Company did not accept any subscription agreements to purchase its Common Stock.

Common Stock Issued in Exchange for Services

During the nine months ended September 30, 2019, and 2018, respectively the Company did not issue any shares of its Common Stock for services.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, and December 31, 2018, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) was recorded as “rent expense” on the Company’s financial statements for the year ended December 31, 2018. The lease ends on December 9, 2020.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

•	The annual rent on the Company’s new location in Italy is $1,400 euros per month pursuant to a one year lease with an optional automatic renewal provision.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 10 – SUBSEQUENT EVENTS

The Company’s new restaurant, located at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia, opened for business on October 24, 2019.

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

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In September 2017, we completed the sales of two franchise locations in Florida. We anticipate the commencement of the building and development of these locations by early 2020.

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

The new restaurant, located at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia, is also expected to become our training facility for future franchises in Europe.  We opened the location for business on October 24, 2019.

We have never been subject to any bankruptcy proceeding. Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7129 and our website is www.kissesfromitaly.com.

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2019, and 2018

Revenue and Cost of Sales

During the nine-month period ended September 30, 2019, our revenues increased from $371,835 in the 2018 period to $352,103, an increase of $19,732, approximately 5.6%.

Cost of goods sold during the three month period ended September 30, 2019, was $166,593 compared to $168,688 during the same period. Cost of sales as a percentage of sales was 44.8% and 47.9% for the periods ended September 30, 2019, and 2018, respectively. We are more efficient in terms of cost of sales at higher revenue levels. We expect our cost of sales as a percentage of sales to be reduced as sales levels increase, of which there is no assurance.

Operating expenses

Operating expense increased during this period, to $542,715 in the nine months ended September 30, 2019, compared to $449,673 during the same period in 2018, an increase of $93,042. The increase is attributable to an increase in payroll, rent and G&A expenses offset by a reduction in consulting and professional fees, and executive compensation.

Other income and expense

Other expense was $162,673 during the nine months ended September 30, 2019, compared to $47,062 during the same period in 2018. The significant increase is attributable to increased borrowing on convertible notes issued in the 2019 period compared to 2018. Since these notes have been issued at a discount there is a beneficial conversion period requiring immediate expensing of discount which is charged to interest expense. At higher levels of borrowing, there is more discount and interest expense. See Note 7. Convertible Notes.

Net Loss

During the nine months ended September 30, 2019, we incurred a net loss attributable to Kisses from Italy Inc. of ($487,404) or $0.01 per share and a net loss attributable to non-controlling interests of ($19,691); compared to net losses of ($313,319) or $0.00 per share and a $(12,742) a net loss attributable to non-controlling interests; respectively, for the same nine-month period in 2018. The significant increase in the net loss is attributable to an increase in operating and interest expense, offset by an increase in gross margin.

Comparison of Results of Operations for the three months ended September 30, 2019, and 2018

Revenue and Cost of Sales

During the three-month period ended September 30, 2019, our revenues decreased from $114,993 in the 2018 period to $93,834, a decrease of $21,159 approximately 18.4%.

Cost of goods sold during the three month period ended September 30, 2019, was $39,659 compared to $65,355 during the same period. Cost of sales as a percentage of sales was 42.3% and 56.8% for the periods ended September 30, 2019, and 2018, respectively.

Operating expenses

Operating expense increased during this period decreased from 187,834 in the three months ended September 30, 2018, compared to $180,887 during the same three month period ended September 30, 2019. The decrease is attributable to a reduction in consulting and professional fees and general and administrative expenses, offset by an increase in payroll.

Other income and expense

Other expense was $88,988 during the three months ended September 30, 2019, compared to other income of 10,435 during the same period in 2018. The significant increase is attributable to increased borrowing on convertible notes issued in the 2019 period compared to 2018. Since these notes have been issued at a discount there is a beneficial conversion period requiring immediate expensing of discount which is charged to interest expense. At higher levels of borrowing, there is more discount and interest expense. See Note 7. Convertible Notes.

Net Loss

During the three months ended September 30, 2019, we incurred a net loss attributable to Kisses from Italy Inc. of ($215,700) or $0.00 per share and a net loss attributable to non-controlling interests of ($3,168); compared to net losses of ($127,760) or $0.00 per share and a $(10,151) a net loss attributable to non-controlling interests; respectively, for the same three-month period in 2018. The significant increase in operating loss is attributable to increased interest expense offset by a decrease in operating expenses and an improvement in gross margins. Going forward interest expense will be significantly reduced to nominal levels since all nut $10,000 of interest-bearing convertible instruments was converted to equity during the three month period ended September 30, 2019.

Liquidity and Capital Resources

On September 30, 2019, we had $97,366 in cash and cash equivalents.

Net cash used in operating activities was $306,193 during the nine-month period ended September 30, 2019, compared to $97,735 during the nine months ended September 30, 2018. This increase in the cash used in the nine months ended September 30, 2019, compared to the similar period in 2018 was primarily attributable to our increased operating loss.

Cash flows used in investing activities were $6,757 during the nine months ended September 30, 2019, compared to $0 in 2018 due to the purchase of equipment in the 2019 period.

Net cash provided by financing activities was $387,439 for the period ended September 30, 2019, compared to 111,636 during the same period in September 30, 2018. The increase is primarily attributable to proceeds from convertible notes of $388,549 in 2019 compared to $148,649 in 2018.

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

We have one asset-based line of credit for $4,533 with one lender. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on these facilities are approximately 31 to 38% respectively, plus additional processing fees of approximately 5%.

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

In April 2018, we commenced a private offering of convertible debentures (the “Debentures”) to non-residents of the US. These Debentures accrue interest at the rate of 8% per annum and are convertible into shares of our Common Stock beginning upon issuance until such time as our Common Stock is approved for trading, of which there is no assurance, at a conversion rate of $0.0667 per share. Interest is payable annually, on or before February 15 of each year. Each Debenture matures 3 years after the issuance date. As of the date hereof, an aggregate of $441,450 in Debentures have been issued. None have been converted. These funds have been used primarily to cover our operating losses. Our common stock began trading on the OTC on November 11, 2019.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2019.

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

Off-Balance Sheet Arrangements

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019, we did not issue any of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2019.

KISSES FROM ITALY, INC.

By:	/s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	/s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

