Form 10-K
period 2019-12-31
Kisses From Italy, Inc.
filed 2020-05-18
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

305 423-7129

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

Common Stock, par value $0.001 per share

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2019, was $ n/a

As of May 12, 2020, the Registrant had 126,550,535 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview and History

Kisses From Italy, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “Kisses”) is a Florida corporation incorporated on March 7, 2013, which is focused on developing a fast-casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. Thereafter, by April 2016 we opened three additional locations, all in Southern Florida, through a working relationship with Wyndham Hotels, where we have built two of our other locations. Other than our lease agreements for these locations we have no other agreement in place with Wyndham Hotels. While we have had discussions with their management about enhancing and expanding our working relationship with them, we have no agreement in place to create such a relationship with Wyndham or any other national chain of hotels or timeshare operators and there are no assurances that any such arrangement will become effective in the near future, or at all.

In September 2017, Hurricane Irma made landfall in Southern Florida, causing significant damage to the area. As a result, we closed all of our stores for renovation following the storm. Our Fort Lauderdale location was reopened in early November 2017. We reopened two of the hotel locations in Pompano Beach in January 2018 but elected not to reopen our 4th location, as this location suffered significant damage in the storm. See “Restaurant Development” below. We intend to own and operate up to 6 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License and now can sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by the end of 2018.

We strive to provide the highest level of service, high-quality ingredients, and products. Enveloped in our mission is our philosophy to support and partner with local producers and suppliers within the regions in order to provide a truly authentic experience to our customers. Our vision is to leverage the success of our flagship store and our initial hotel locations in the South Florida market and to expand into other regions on a local, state, national, and global level. The main focus is doing so through our continued corporate-owned store expansion, along with the development and sales of additional locations through the advancement of our franchise and territorial rights program.

In May 2018 we filed our initial registration statement on Form S-1 with the US Securities and Exchange Commission. On August 23, 2018, our registration statement was deemed effective by the Commission. We registered an aggregate of 22,201,250 shares of our Common Stock in the registration statement. Subsequently, a licensed broker-dealer filed an application to list our Common Stock for trading. On September 23. 2019 the Company’s application to trade its common stock on the OTCQB under the symbol “KITL”.

In May of 2019, we began the initial steps of developing our first European restaurant location, which is located at Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia. Our European location began its operation on October 24, 2019. Our European location will also act as our distribution center for European products destined for our current locations and future corporate-owned and franchised locations.

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

Covid-19 pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business or our operations.

Our Menu

Our menu includes grilled paninis including an Italian style Panini, sausage, beef, sliced pork, or chicken topped with quality natural “sott'olio” (grilled and marinated vegetable) products at prices ranging from $5.95 to $7.95. We also offer deli paninis including fresh cheese Panini, prosciutto, salami, capocollo, bresaola, and turkey panini’s ranging in price from $5.95 to $7.95. All our panini’s include lettuce, tomato, and one choice of cheese and three choices of marinated vegetables, or three choices of grilled vegetables.

We also will offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. Our breakfast menu is served all day We will also have a full coffee and tea favorites, including espresso, cappuccino, and other coffee drinks, soft drinks, bottled water, and juices, as well as various flavors of granite (ices).

We also will offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. We will provide an egg sandwich for breakfast only.

We will also have a full coffee and tea favorites, including espresso, cappuccino, and other coffee drinks, soft drinks, bottled water, and juices, as well as various flavors of granite (ices).

Our vision is to transport true authentic and rustic taste from the provinces of Italy through a fresh Panini with an espresso, latte, or cold slush espresso to go. We intend to offer products that will cater to all diets including gluten-free diets and emphasize fresh products with no preservatives.

All our sott'olio and coffee products are made in Italy. Our management is in constant communication with our product manufacturers and search for high quality and authentic products from different regions from Southern Italy including Sicily, Calabria, Puglia, Napoli, Potenza, and Toscana. Ensuring freshness and quality, our representatives work closely with local farmers and ranchers for all meats and fresh vegetables. All our products are D.O.P. (Protected Designation of Origin) certified and defined in the European Commission Regulations.

Quick Service Restaurants

Between May 2015 and May 2016, we opened four (4) restaurants in Southern Florida. Each of our restaurants is owned by a wholly-owned limited liability company. Our initial restaurant is located at 3146 NE 9th Street in Fort Lauderdale, Florida. This location is across the street from an Atlantic Ocean public beach and consists of approximately 1,000 square feet of a retail restaurant with seating for up to 25 guests. See “Part I, Item 2, Property,” below. This restaurant opened for business in May 2015. Subsequently, we opened three additional similar restaurants, all in Southern Florida.

Except for the Fort Lauderdale location, all of our restaurant locations arose out of a relationship we established with Wyndham Vacation Ownership, Inc., which operates timeshare apartment complexes. Of our three restaurants, two are located in Wyndham timeshare resort properties where they are the only restaurants on site. Our lease agreements provide for our restaurants to provide room service that can be charged to the customer’s room, as well as an opportunity to provide food and beverage service to various sales, orientations, marketing, and owner events held by Wyndham regularly on these properties. Wyndham remits payments for these services bi-weekly and charges us with a 5% administrative fee for processing costs.

Our menu includes grilled paninis including an Italian style Panini, sausage, beef, sliced pork, or chicken topped with quality natural “sott'olio” (grilled and marinated vegetable) products at prices ranging from $5.95 to $7.95. We also offer deli paninis including fresh cheese Panini, prosciutto, salami, capocollo, bresaola, and turkey panini’s ranging in price from $5.95 to $7.95. All our panini’s include lettuce, tomato, and one choice of cheese and three choices of marinated vegetables, or three choices of grilled vegetables.

We also will offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. Our breakfast menu is served all day We will also have a full coffee and tea favorites, including espresso, cappuccino, and other coffee drinks, soft drinks, bottled water, and juices, as well as various flavors of granite (ices).

The initial relationship with Wyndham has provided us with an additional revenue stream that we had not considered when we originally began implementing our business plan. We have continued our discussions with Wyndham, as well as other similar companies, and believe that our continued expansion of our restaurant concept will be enhanced as a result of our developing a more extensive relationship with Wyndham or another similar company. There are no assurances this will occur.

Our flagship location, at 3146 NE 9TH in Fort Lauderdale, suffered the greatest impact from the Hurricane of all of our locations. The commercial building where our restaurant was located sustained severe damage. We have remained as the sole tenant on the property since September 2017. Property repair from the Hurricane did not commence until well into the second half of 2018. The building remained in shambles as of this date of this Report. This has greatly reduced the foot traffic to the surrounding area thereby affecting our exposure to any potential walk-by customers. As repairs to the building finally commenced in mid-2018, we were asked by the building landlord to close for the entire month of July 2018. We complied and received a rent abatement for a period of four (4) months. The impact from these on-going repairs continued well in 2019 with no clear of estimated time as to when the repairs will be completed. While no assurances can be provided we are confident that once the repairs are complete the area will return to its once sought out status.

Each location is managed by one senior employee/manager and individually assessed based on foot traffic, seasonality, and other demographic factors. We abide by the standards and rules set forth by the State of Florida Department of Health. Michele Di Turi, our CEO and Ross Golub have the Certified Food Manager accreditation and have the proper authority to provide necessary food safety courses.

Restaurant Franchising

In addition to opening our company-owned restaurants, we are engaged in franchising of our restaurant concept so that we can build market share and brand awareness. We retained legal counsel specializing in franchise operations, who has prepared our Franchise Agreement. In May 2017, we completed its National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. On June 23rd, 2017 we completed the sale of our initial two franchises at a price of $15,000 per location, each to be located in Florida. These locations are set to be developed at a later date. We anticipate commencement of the building and development of these locations by July 1, 2020.

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

The franchise agreement also requires our franchisee to pay royalties of 9% of gross sales, which are defined to be total actual charges for all products (food and non-food) and services, such as catering and delivery, sold to customers, exclusive of taxes, every week. We retain 6% of this royalty and the remaining 3% goes towards a marketing fund. The marketing fund is broken down in two parts, 2% for local marketing and 1% for national marketing. We anticipate that until national coverage is warranted, local and/or regional marketing campaigns will be implemented.

We also require that our franchisee enter into a collateral assignment and assumption of lease through which we are granted a security interest in all of the furniture, removable trade fixtures, inventory, licenses and supplies located in the restaurant as collateral for (1) the payment of any obligation owed to us, (2) any default or breach under the terms of the lease, and (3) any default or breach of any of the terms and provisions of the franchise agreement. In the event of a breach of or default under the lease or payment by a franchisee as a result of a breach or default, we may be entitled to possession of the restaurant and all of our rights, title, and interest in and to the lease. We also enter into a conditional assignment of telephone numbers and listings that assigns us telephone numbers and directory listings upon termination or expiration of a franchise relationship.

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

We are required to perform the following services:

•	Solicitation of new franchise owners - Actively and continuously market and promote through advertising and solicit prospective franchise owners in their territory according to an annual plan and budget that they develop and submit for our approval.

•	Site selection, leasing, and build-out - Consult and advise franchise owners with site selection and lease negotiation of the restaurants. Develop and maintain relationships with landlords for purposes of obtaining sites for restaurants and coordinating efforts with franchise owners to lease such sites. Develop relationships with landlords, contractors, equipment suppliers, and service providers in the territory and assist in the supervision of the build-out for the restaurants in our territory.

•	Training - Provide all initial training to the franchise owners, as well as supplemental and refresher training at our training restaurant. Schedule and coordinate all training of all franchise owners with our required mode of operations.

•	Opening assistance - Provide grand opening support, including coordinating marketing with local television, radio, newspapers, and trade publications. Provide franchise owners with supervisory assistance and guidance in connection with the opening and initial operations of their restaurants. Provide pre-opening and post-opening assistance for each new restaurant.

•	Monitoring, audit, and inspection - Be responsible for at least monthly monitoring of the operation of their restaurants, including monitoring and reporting of the sales volume and other data as determined from time to time. Monitor and communicate to our franchisee the marketing efforts of our restaurants. Conduct or assist franchisees with inspecting or auditing restaurants and their owners, with visits no less than monthly and in-depth reports at least quarterly.

•	Vendors and suppliers - Notify vendors and, if necessary, locate new vendors for the franchises and coordinate distribution and purchasing programs. Assist franchisees in developing programs for suppliers and distributors of approved products. Maintain positive relationships and evaluate additional incentive programs and marketing programs from approved and preferred suppliers, vendors, and other designated parties.

•	Continuing assistance to franchise owners - Provide continuing operating assistance and assist in facilitating transfers and renewals of franchises. Assist franchise owners during transfers of their franchises or restaurants.

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

The restaurant industry is often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number, and location of competing food retailers and products; and disposable purchasing power. Our restaurant concept is expected to compete with international, national, and regional restaurant chains as well as locally-owned restaurants. We will compete not only for customers, but also for management and hourly personnel, suitable real estate sites, and qualified franchisees.

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

We have also executed lease agreements for our four company-owned restaurants, including:

•	3146 NE 9th ST, Ft Lauderdale, Fl, 33304; (Lease signed in December 2013 for 1 year + 5-year option, 990 sq. ft.; initial monthly rent of $3,200 per month, plus 6% tax, with annual escalator;
•	2601 N Palm Aire Dr, Pompano Beach, Fl, 33069; Lease signed in December 2015 for 2 years + 1-year automatic renewal. 2,270 sq. ft., monthly rent cost $3,800; and
•	615 N Ocean Blvd, Pompano Beach, Fl, 33062; Lease signed in December 2015 for 1 year + 1-year automatic renewal. 600 sq. ft., monthly rent cost $546
•	Italian location - Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia. The Lease was signed for a six year terms in June 2019, at a rate of approximately $1,570 per month.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB over-the-counter market under the symbol “KITL.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On May14, 2020 the closing price on the OTC Markets for our Common Stock was $0.122

Holders

As of the date of this Report, we had 107 holders of record for our Common Shares.

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

In May 2017, we completed our National Franchise License and now have the ability to sell franchises in all of the states in the US except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. In June 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by mid to the end of 2021, however, due to the COVID -19 pandemic there can be no assurances.

We have never been subject to any bankruptcy proceeding. Our principal offices are located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130, telephone (305) 423-7129 and our website is www.kissesfromitaly.com.

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future. See “Part II, Item 8, Financial Statements, and Supplementary Data.”

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2019, and 2018

Revenue and Cost of Sales

During the year ended December 31, 2019, we generated $461,298 in revenues, compared to revenues of $444,421 in revenue during the same period in 2018, an increase of $16,877, or approximately 3.8%. As a result of the COVID-19 pandemic, all of our restaurants are currently closed, and when we do open the stores we expect volume to be negatively impacted. As a result, we expect our revenue in 2020 to be significantly lower than in 2019. The magnitude of the impact, the duration of the pandemic and the timing on our restaurant re-opening is currently indeterminable.

Cost of goods sold during the year ended December 31, 2019 was 214,357 compared to $209,568 during the year ended December 31, 2018. Cost of sales as a percentage of sales was consistent at 46.5% and 47.2%, for the years ended December 31, 2019 and 2018, respectively. We are more efficient in terms of cost of sales at higher revenue levels. We expect our cost of sales as a percentage of sales to be reduced, if higher revenue levels increase.

Operating expenses

Operating expense increased during the year ended December 31, 2019, to $3,011,531 from $591,589 during the same period in 2018. Operating results for 2019 include a non-cash charge of $2,309,897 for stock issuances compared to zero in the 2018 period. During 2019 compared to 2018, payroll expense increased $60,553 primarily due to the addition of a group manager for the restaurants; general and administrative expense increased by $80,247 due to expense increases in numerous expense line items including outside services, utilities and maintenance and repairs; and rent expense increased $22,048. These increases were partially offset by a decrease in consulting and professional fees of $46,175.

Other income and expense

Other income and expenses were $339,362 in net expense for the year ended December 31, 2019, compared to a net expense of $114,286 during 2018. The increase in net expense of $225,076 is attributable to an increase in interest expense due to the expensing of the beneficial conversion feature of the convertible notes and Series C Preferred Stock, and the recording of interest on higher levels of debt. Except for one $10,000 note holder, all of our interest-bearing debt instruments amounting to $656,196 were converted to equity on September 30, 2019.

Net Loss

We incurred a net loss attributable to Kisses from Italy, Inc. during the year ended December 31, 2019 of $3,082,860 or $0.03 per share, compared to a net loss of attributable to Kisses from Italy Inc. of $445,448 for the year ended December 31, 2018, or an increase in net loss of $2,637,412. The increase in net loss attributable to Kisses from Italy, Inc. is primarily attributable to stock-based compensation expense of $2,309,897 in 2019 compared to zero in 2018, and due to an increase in interest expense of $225,076 in 2019 above 2018 levels.

Liquidity and Capital Resources

At December 31, 2019, we had $26,841 in cash.

Net cash used in operating activities was $422,871 during the year ended December 31, 2019, compared to $267,172 during the year ended December 31, 2018. This increase in the cash used in the year ended December 31, 2019, compared to the similar period in 2018 was primarily due to an increased operating loss in 2019 of $3,082,860 compared a loss of $445,445 in 2018, offset by non-cash stock-based compensation expense of 2,309,897 in 2019 compared to zero during the same period in 2018.

Cash flows used in investing activities were $12,069 for the purchase of equipment of which $10,069 was for our new Bari location in Italy during the year ended December 31, 2019 compared to $-0- in 2018.

Cash flows provided by financing activities was $438,904 for the year ended December 31, 2019 compared to cash used in financing activities of $238,094 for the year ended December 31, 2018. The increase is attributable to proceeds from convertible notes we received in 2019 of $388,547 compared to 277,650 in 2018, proceeds from the sale of preferred stock in 2019 of $50,000 compared to $-0- in 2018, and proceeds from loan balances in 2019 of $357 compared to net loan repayments of ($39556) in 2018. The amount of capital we raise will vary from period to period based on the effectiveness of our fund-raising efforts.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of our financial statements. We have incurred annual losses since inception and expect to incur additional losses in future periods.

We have one asset-based line of credit of $15,950. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by our restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rates on this facility is approximately 25%, plus additional processing fees of approximately 5%. As of December 31, 2019, and December 31 2018, loan payable balances were $6,000 and $5,643 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

In order to continue the development of the Company, including opening additional company-owned restaurants and continuing to develop and enhance marketing of our franchise concept, we estimate we will need approximately $1 million in additional capital. We believe we can open at least 2 additional locations for approximately $300,000. We intend to use the balance of the funds to either open additional locations or on franchise marketing. We believe that by continuing to open company-owned restaurants we can use these locations to market the franchises.

Historically we have raised cash from the proceeds from the private placement of our shares, and through the sale of convertible debentures. We have no agreement with any investment banking or other financing source to provide us with funding. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive this financing may have a significant negative impact on our continued development and results of our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2019.

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

On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives and leases standards (ASC 842) for certain companies. Since we are classified as a “small reporting company” and we have a calendar-year end we are eligible for deferring the adoption of ASC 842 to January 1, 2021.

ASC 842 will be effective for us beginning on January 1,2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies.

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

On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives and leases standards (ASC 842) for certain companies. Since we are classified as a “small reporting company” and we have a calendar-year end we are eligible for deferring the adoption of ASC 842 to January 1, 2021.

ASC 842 will be effective for us beginning on January 1,2020. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kisses From Italy, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

May 18, 2020

Kisses From Italy Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$26,841	$22,877
Other receivable	4,442	–
Inventory	1,987	–
Total current assets	33,270	22,877
Property and equipment, net	59,114	90,348
Other Assets	2,664	1,093
Total assets	$95,048	$114,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,486	$50,374
Accrued liabilities	143,276	158,089
Loans payable	6,000	5,643
Total current liabilities	214,762	214,106
Convertible Notes	10,000	277,650
Total liabilities	224,762	491,756

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 50,000 shares and zero shares issued and outstanding as of December 31, 2019 and 2018, respectively	50	–
Common stock, $0.001 par value, 200,000,000 shares authorized; 126,550,535 and 81,780,170 shares issued and outstanding as of December 31, 2019 and 2018, respectively	126,550	81,780
Additional paid-in capital	4,945,109	1,638,253
Retained earnings deficit	(5,207,491)	(2,124,631)
Total Kisses From Italy Stockholders' Equity	(135,782)	(404,598)
Non-controlling interest	6,068	27,160
Total stockholders' equity	(129,714)	(377,438)
Total liabilities and equity	$95,048	$114,318

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Sales	461,298	$444,421
Cost of goods sold	214,357	209,568
Gross margin	246,941	234,853
Operating expenses:
Depreciation and amortization	43,303	39,753
Executive compensation	48,633	16,953
Stock-based compensation	2,309,897	–
Payroll and other expenses	234,778	174,225
Rent	121,881	99,843
Consulting and professional fees	102,832	149,007
General and administrative	150,307	111,808
Total operating expenses	3,011,531	591,589
Income (loss) from operations	(2,764,590)	(356,736)
Other income (expense)
Other income
Interest income (expense), net	(339,362)	(114,286)
Total other income (expense)	(339,362)	(114,286)
Income (loss) before income taxes	(3,103,952)	(471,022)
Provision for income taxes (benefit)	–	–
Net loss	(3,103,952)	(471,022)
Less: net gain(loss) attributable to non-controlling interests	(21,092)	(25,574)
Net loss attributable to Kisses From Italy, Inc.	$(3,082,860)	$(445,448)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	92,838,606	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, December 31, 2017	–	$–	–	$–	–	$–	81,780,170	$81,780	$1,545,796	$52,734	$(1,679,183)	$1,127

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(445,448)	(445,448)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(25,574)	–	(25,574)

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	92,457	–	–	92,457

Balance, December 31, 2018	–	–	–	–	–	–	81,780,170	$81,780	1,638,253	$27,160	$(2,124,631)	$(377,438)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(3,082,860)	(3,082,860)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(21,092)	–	(21,092)

Issuance of Series A Preferred stock	–	–	–	–	50,000	50	–	–	224,950	–	–	225,000

Issuance of shares to management and consultants	–	–	–	–	–	–	34,476,080	34,476	2,275,421	–	–	2,309,897

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	55,669	–	–	55,669

Retirement of convertible debt and accrued interest through the issuance of common stock	–	–	–	–	–	–	10,294,285	10,294	750,816	–	–	761,110

Balance, December 31, 2019	–	$–	–	$–	50,000	$50	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,089,503)	$(445,448)
Net income loss attributable to non-controlling interest	(21,092)	(25,574)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,303	39,753
Stock-based compensation	2,309,897	–
Interest expense recorded on preferred stock issuance	175,000	–
Amortization of debt discount	160,583	92,457
Changes in operating assets and liabilities:
Other assets	(1,572)	–
Other receivable	(4,442)	–
Inventory	(1,987)	–
Accounts payable	15,112	36,893
Accrued liabilities	(14,813)	34,747
Net cash provided by (used in) operating activities	(422,871)	(267,172)

Cash flows from investing activities:
Purchase of fixed assets	(12,069)	–
Net cash provided by (used in) financing activities	(12,069)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	357	(39,556)
Proceeds from the sale of preferred stock	50,000	–
Proceeds from the sale of convertible notes	388,547	277,650
Net cash provided by (used in) financing activities	438,904	238,094

Net increase (decrease) in cash and cash equivalents	3,964	(29,078)
Cash and cash equivalents at beginning of period	22,877	51,955
Cash and cash equivalents at end of period	$26,841	$22,877

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to the hurricane and did not re-open that location in 2019.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception. For the year ended December 31, 2019 we had an operating loss of $3,082,860. As of December 31, 2019 we had a working capital deficit of $181,492 and a retained earnings deficit of $5,207,491.

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

Foreign Currency Translation

The functional and reporting currency of the company’s Bari location in Italy is the Euro. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred.

For the approximate two month period ended December 31, 2019 when Bari began operation, the difference in the exchange rate and the average monthly rate was not material.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. As of and for the years ended December 31, 2019 and 2018, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and December 31, 2018, the Company cash equivalents totaled $26,841 and $22,877 respectively.

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

Leases

The Company currently follows the guidance in ASC 840 “Leases,” which requires us to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives and leases standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to January 1, 2021.

ASC 842 will be effective for the Company beginning on January 1, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

Valued Added Tax (“VAT”)

The VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4 and 10% for food products and alcohol. As of December 31, 2019, the Company had a VAT net receivable from is new Bari location which opened in 2019, amounting to $4,442. The VAT tax amounted to $-0- as of December 31, 2018 because the Company had no foreign locations subject to VAT tax.

Inventory

The inventory is comprised of alcoholic beverages at our new Bari location in Italy which opened in 2019. Our US locations do not have liquor licenses. The balance of inventory at December 31, 2019 and 2018 was $1,987 and $-0- respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives and leases standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to January 1, 2021.

ASC 842 will be effective for us beginning on January 1,2020. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at December 31, 2019, and December 31, 2018:

	December 31, 2019			December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$64,781	$(45,587)	$19,194	$52,868	$(35,200)	$17,668
Leasehold improvements	175,916	(135,996)	39,920	175,716	(103,036)	72,680
Total fixed assets	$240,697	$(181,583)	$59,114	$228,584	$(138,236)	$90,348

For the years ended December 31, 2019 and December 31, 2018, the Company recorded depreciation and amortization of $43,303 and $39,573 respectively.

NOTE 4 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Sales tax payable	$7,630	$12,605
Accrued interest payable	2,940	21,728
Accrued rent	–	12,114
Payroll tax liabilities	132,706	109,642
Accrued other	–	2,000
Total accrued liabilities	$143,276	$158,089

The Company is in arrears on its payroll tax payments as of December 31, 2019. Included in the “payroll tax liabilities” as of December 31, 2019, is approximately $35,209 in interest and penalties.

NOTE 5 – LOANS PAYABLE

We have one asset-based line of credit of $15,950 as of December 31, 2019. The amount of credit available to be accessed is dependent on the amount of documented credit receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days. The interest rate on the facility is approximately 25%, plus additional processing fees of approximately 5%.

As of December 31, 2019, and December 31 2018, loan payable balances were $6,000 and $5,643 respectively. The amount of loans outstanding was significantly reduced due to proceeds from less expensive (in terms of the interest rate) convertible debt that was applied against loan balances.

NOTE 6 – CONVERTIBLE NOTES

As of December 31, 2019 and December 31, 2018, the balance of convertible notes was $10,000 and $277,650 respectively.

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

NOTE 7 – STOCKHOLDERS EQUITY

Capital Stock

The Company has authorized 200,000,000 shares of Common Stock authorized. At December 31, 2019 and December 31, 2018, there were 126,550,553 and 81,780,170 shares of Common Stock issued and outstanding, with a $0.001 par value.

Common Stock Issued in Private Placements

During the year ended December 31, 2019, the Company did not accept any subscription agreements to purchase its Common Stock.

Common Stock Issued in Exchange for Services

During the year ended December 31, 2019, the Company issued 34,476,080 shares of its Common Stock to its management and consultants for services. These shares were values at $2,309,897.

Preferred Stock

On December 19, 2019, the Company filed a Certificate of Designation with the state of Florida to set up three categories of preferred stock: Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (the “Certificate of Designation”). The Certificate of Designation designated 1,500,000 shares of the Company’s authorized preferred stock as Series A Preferred Stock (“Series A Stock”), 5,000,000 shares as Series B Preferred Stock (“Series B Stock”) and 1,000,000 shares as Series C Preferred Stock (“Series C Stock”).

A summary of the material provisions of the Certificate of Designation governing the Series A Stock, the Series B Stock and the Series C Stock is as follows:

Series A Stock

The Series A Stock is not convertible. Each share of Series A Stock shall entitle the holder to three hundred (300) votes for each share of Series A Stock. Any amendment to the Certificate of Designation requires the consent of the holders of at least two-thirds of the shares of Series A Stock then outstanding. The holders of Series A Stock are not entitled to dividends until and unless determined by the Board of Directors of the Company (the “Board”).

Liquidation Preference

No distribution shall be made to holders of shares of capital stock ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding-up of the Company. The Series A Stock ranks pari passu with the Series C Stock.

The were no shares of Series A Stock outstanding as of December 31, 2019.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the price paid by the holder paid for the shares. The Board has the authorization to establish a minimum price for the price (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

Liquidation Preference

The holders of Series B Stock shall not be entitled to any distributions upon a liquidation of the Company.

Restrictions of Transferability

The shares of the Series B Preferred Stock shall not, directly or indirectly, be sold, hypothecated, transferred, assigned or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

There were no shares of Series B Stock outstanding as of December 31, 2019.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company on the basis of three times the price paid for the shares. The Board has established a minimum price for the price paid of $0.10 per share. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

Liquidation Preference

Upon any liquidation of the Company, the holders of Series C Stock shall be entitled to the amount paid for the shares of Series C Stock prior to the holders of shares ranking junior to the Series C Stock. Upon the holders of the Series C Stock and any series of stock ranking pari passu with the Series C Stock having received distributions to which they are entitled, the remaining assets of the Company shall be distributed to the other holders pro rata in proportion to the shares held by each holder.

Restrictions of Transferability

The shares of the Series C Preferred Stock shall not, directly or indirectly, be sold, hypothecated, transferred, assigned or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

There were 50,000 shares of Series C Preferred, par value $0.001 which were purchased at a price of $1.00 per share, outstanding as of December 31, 2019.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2019 and 2018, the Company had three operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018 the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. For financial statement purposes, this amount for the months of September and August 2018 ($5,000) has been recorded as “rent expense” on the Company’s financial statement The lease ends on December 9, 2020.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,800 per month. The lease ends on May 1, 2020. The Company has a one-year automatic renewal provision for this lease.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ends on August 1, 2020. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

•	Italian location - Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia -The Lease was signed for a six year term in June 2019, at a rate of approximately $1,570 per month.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $223 per month, which has been designated the Company’s principal place of business.

NOTE 9 – SUBSEQUENT EVENTS

For the period from January 1, 2020 through the date of this Report, the Company received $93,100 in proceeds from the sale of Series C Preferred Stock to six different accredited investors. Additionally, an accredited investor providing services to the Company converted $10,000 of unpaid fees into $10,000 of Series C Preferred Stock.

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

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019, at reasonable assurance levels

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2019, our disclosure controls and procedures and internal control over financial reporting were effective. ..

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michele Di Turi	42	Co-Chief Executive Officer, President, and Chairman of the Board
Claudio Ferri	42	Co-Chief Executive Officer, Chief Investment Officer, and a director
Leonardo Fraccalvieri	34	Chief Operating Officer and Director

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

Family Relationships

There are no family relationships between any of our Directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;
•	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michele Di Turi,	2019	-0-	-0-	-0-	-0-	-0-	-0-	$1,133,037(a)	$1,133,037
Co-CEO and President, and Chairman	2018	$16,953	-0-	-0-	-0-	-0-	-0-	-0-	$16,953
Claudio Ferri,	2019	-0-	-0-	-0-	-0-	-0-	-0-	804,005(b)	$804,005
Co-CEO and CIO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0
Leonardo	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0
Fraccalvieri, COO	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0

(a)	Represents a bonus award of 16,911,000 shares for services performed and in lieu
(b)	Represents a bonus award of 12,000,080 shares for services performed

Salaries are established by our Board of Directors. We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors. None of our employees are employed pursuant to an employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Michele Di Turi, Co-CEO and President, and Chairman	–	–	–	–	–	–	–	–	–
Claudio Ferri, Co-CEO and CIO	–	–	–	–	–	–	–	–	–
Leonardo Fraccalvieri, COO	–	–	–	–	–	–	–	–	–

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 126,550,535 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares	% of Class

Common	Michele Di Turi(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130		43.5%

Common	Claudio Ferri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130		25.6%

Common	Leonardo Fraccalvieri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130		less than 1%

Common	All Officers and Directors as a Group (3 persons)		69.9%

Common	Other 5% Shareholders		None.

(1)	Officer and director of our Company.
(2)	Includes 410,000 shares of common stock held in the name of his wife.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Audit Fees	$35,000	$40,000
Tax Fees	–	–
All Other Fees	–	–
Total	$35,000	$40,000

Audit Fees. Consist of amounts billed for professional services rendered for our annual financial statements our Annual Report on Forms 10-K for our fiscal years ended December 31, 2019 and 2018, respectively, and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.4	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Current Report on Form 8-K filed on December 26, 2019)

10.1	Assignment of Lease Agreement between Registrant and Paradigm Shift Holdings, Inc. and Palm Vacation Group for Palm Aire Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.2	Assignment of Lease Agreement between Registrant and Paradigm Holdings, Inc. and Sea Garden Beach and Tennis Resort, Inc. for Sea Garden Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.3	Online Virtual Office Arrangement between Registrant and Regas Management Group, LLC commencing July 1, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.4	Form of 8% Convertible Debenture (incorporated by reference to Amendment to Form S-1 Registration Statement filed on July 11, 2018)

10.5	Form of Convertible Debenture, 2018-9 Offering (incorporated by reference to Form 10-K filed April 16, 2019)

21.1	List of Subsidiaries (incorporated by reference to Form 10-K filed April 16, 2019)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

KISSES FROM ITALY, INC.

Dated: May 18, 2020	By:	s/ Michel Di Turi
Michel Di Turi, Principal Executive Officer

	By:	s/ Claudio Ferri
Claudio Ferri, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 18, 2020.

s/ Michel Di Turi

Michel Di Turi, Director

s/ Claudio Ferri

Claudio Ferri, Director

s/ Leonardo Fraccalvieri

Leonardo Fraccalvieri, Director

