Form 10-K/A
period 2019-12-31
Kisses From Italy, Inc.
filed 2020-05-29
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K/A

Amendment No. 1

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

i

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K filed May 18, 2020 (the “Original Report”) is being filed to include the information below regarding our reliance the SEC’s conditional exemptive orders issued in response to the Covid-19 pandemic. With the exception of the additional disclosures set forth below, all disclosures contained in the Original Report are unchanged.

On March 30, 2020, Kisses From Italy, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

The preparation of the Company’s Annual Report, including financial statements and completion of the auditing process, was delayed by government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel. Specifically, the Company has significant operations in Bari, Italy, which has been locked down by the government since March 9, 2020, due to concerns related to the spread of COVID-19. As a result of these government-imposed quarantines, office closings and travel restrictions, the Company’s accounting personnel and service providers have been delayed in processing certain of its accounting records and receipts required to complete the audit of the Company’s financial statements.

ii

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

KISSES FROM ITALY, INC.

Dated: May 28, 2020	By:	s/ Michel Di Turi
Michel Di Turi, Principal Executive Officer

	By:	s/ Claudio Ferri
Claudio Ferri, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Amended Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 28, 2020.

s/ Michel Di Turi

Michel Di Turi, Director

s/ Claudio Ferri

Claudio Ferri, Director

s/ Leonardo Fraccalvieri

Leonardo Fraccalvieri, Director

