Form 10-Q
period 2020-03-31
Kisses From Italy, Inc.
filed 2020-06-29
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2020

Commission File Number: 000-52898

Kisses From Italy, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-2388377
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

80 SW 8th Street

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

(305) 423-7129

(Registrant’s telephone number, including area code)

_______________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 26, 2020, there were 127,092,335 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

On May 13, 2020, Kisses From Italy, Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

The preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, including financial statements and completion of the review process, was delayed by government-imposed quarantines, office closures, and travel restrictions, which affected both the Company’s and its service provider’s personnel. Specifically, the Company has significant operations in Bari, Italy, which has been locked down by the government since March 9, 2020, due to concerns related to the spread of COVID-19. As a result of these government-imposed quarantines, office closings, and travel restrictions, the Company’s accounting personnel and service providers have been delayed in processing certain of its accounting records and receipts required to compile, complete, and review the Company’s financial statements.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund a portion of its operations;

•	industry competition;

•	the inability to attract and retain qualified senior management; and

•	other risks and uncertainties related to the restaurant industry and our business strategy.

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements or other information contained herein. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure you that these plans, intentions or expectations will be achieved.

4

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

(Unaudited) Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$8,643	$26,841
Other receivable	4,364	4,442
Inventory	1,951	1,987
Total current assets	14,958	33,270
Property and equipment, net	45,688	59,114
Other Assets	2,635	2,664
Total assets	$63,281	$95,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,470	$65,486
Accrued liabilities	158,716	143,276
Loans payable	–	6,000
Total current liabilities	226,186	214,762
Convertible Notes	10,000	10,000
Total liabilities	236,186	224,762

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, 1,000,000, $1.00 par value 1,000,00 shares authorized; 116,492 shares and 50,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	116	50
Common stock, $0.001 par value, 200,000,000 shares authorized; 127,092,335 and 126,550,335 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	127,092	126,550
Additional paid-in capital	5,399,211	4,945,109
Retained earnings deficit	(5,707,396)	(5,207,491)
Total Kisses From Italy Stockholders' Equity (Deficit)	(180,977)	(135,782)
Non-controlling interest	8,072	6,068
Total stockholders' equity	(172,905)	(129,714)
Total liabilities and equity	$63,281	$95,048

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Sales	$109,746	$115,572
Cost of goods sold	43,974	48,144
Gross margin	65,772	67,428
Operating expenses:
Depreciation and amortization	12,951	10,528
Executive compensation	9,994	–
Stock-based compensation	36,301	–
Payroll and other expenses	47,018	70,386
Rent	29,689	31,455
Consulting and professional fees	29,830	21,372
General and administrative	43,257	28,165
Total operating expenses	209,040	161,906
Income (loss) from operations	(143,268)	(94,478)
Other income (expense)
Interest income (expense), net	(354,633)	(47,681)
Total other income (expense)	(354,633)	(47,681)
Income (loss) before income taxes	(497,901)	(142,159)
Provision for income taxes (benefit)	–	–
Net loss	(497,901)	(142,159)
Less: net gain(loss) attributable to non-controlling interests	2,004	(6,197)
Net loss attributable to Kisses From Italy, Inc.	$(499,905)	$(135,962)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	127,092,335	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Stockholder’s Equity

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity

Balance, December 31, 2018	–	$–	–	$–	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(135,962)	(135,962)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(6,197)	–	(6,197)

Beneficial conversion feature of convertible notes	–	–	–	–	–	–	–	–	33,633	–	–	33,633

Balance, March 31, 2019	–	–	–	–	–	–	81,780,170	$81,780	1,671,886	$20,963	$(2,260,593)	$(485,964)

Balance, December 31, 2019	–	$–	–	$–	50,000	$50	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(499,905)	(499,905)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	2,004	–	2,004

Issuance of Series C Preferred stock	–	–	–	–	–	66	–	–	66,424	–	–	66,490

Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–	–	–	351,920	–	–	351,920

Stock issued for services	–	–	–	–	–	–	541,800	542	35,759	–	–	36,301

Balance, March 31, 2020	–	$–	–	$–	50,000	$116	127,092,335	$127,092	$5,399,211	$8,072	$(5,707,396)	$(172,905)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(499,905)	$(135,962)
Net income loss attributable to non-controlling interest	2,004	(6,197)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	12,951	10,528
Amortization of debt discount	351,920	33,633
Stock-based compensation	36,301	–
Changes in operating assets and liabilities:
Other assets	29	–
Accounts payable	1,985	15,319
Accrued liabilities	15,440	(5,927)
Net cash provided by (used in) operating activities	(79,275)	(88,606)

Cash flows from investing activities:
Purchase of fixed assets	–	(2,000)
Net cash provided by (used in) financing activities	–	(2,000)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	(6,000)	(1,577)
Proceeds for the sale of convertible notes	–	101,000
Proceeds from the sale of preferred stock	66,490	–
Net cash provided by (used in) financing activities	60,490	99,423

Impact of foreign exchange	587
Net increase (decrease) in cash and cash equivalents	(18,785)	8,817
Cash and cash equivalents at beginning of period	26,841	22,877
Cash and cash equivalents at end of period	$8,643	$31,694

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2020, and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to the hurricane and did not re-open that location in 2019. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. In September 2019, the Company's common stock was approved for trading by FINRA and in mid-October 2019 was approved for up-listing by the OTC Markets Group to the OTCQB under the symbol KITL.

The Company’s accounting year-end is December 31.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. If our restaurants are required to be closed or only allowed to operate at less than full capacity, we will continue to incur certain fixed expenses such as rent payments of approximately $10,000 per month.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019, and 2018 filed as part of the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC on May 18, 2020, and May 29, 2020, respectively.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC, and Kisses from Italy Bari, Italy; and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

All intercompany accounts and transactions are eliminated in consolidation.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements of equity and convertible debt as interim measures to finance working capital needs and may continue to raise additional capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to do so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to impairment of long-lived assets, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals, and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the three months ended March 31, 2020, and March 31, 2019, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of the Company’s consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary is consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2020, and December 31, 2019, the Company’s cash equivalents totaled $8,643 and $26,841, respectively.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions every quarter to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  During the three months ended March 31, 2020, and March 31, 2019, stock-based compensation amounted to $36,301 and $-0-, respectively.

Leases

The Company follows the guidance in ASC 840 “Leases,” which requires the Company to evaluate the lease agreements the Company enters into to determine whether they represent operating or capital leases at the inception of the lease.

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

In November 2019 the FASB issued ASU 2019-10 which superseded ASU 2019-02 and deferred the effective date for the implementation of lease standards per Topic 842. As an emerging growth company, the Company has until the fiscal year beginning after December 15, 2020, to adopt ASC 842. While the Company continues to evaluate the impact of the new standard, the Company expects the adoption of this guidance will have not have any impact on its financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2020, and December 31, 2019, the Company had $8,643 and $26,841 in cash on hand, respectively. and for the three-month periods ended March 31, 2020, and 2019, the Company generated revenues of $109,746 and $115,572, respectively. Additionally, as of March 31, 2020, the Company had a working capital deficit of $211,229 and negative Kisses from Italy stockholders deficit of $(180,977).

In the Company’s financial statements for the fiscal years ended December 31, 2019, and 2018, the Reports of the Company’s independent registered public accounting firm include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, it believes it does not have sufficient existing cash resources to fund its current operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that financing, whether debt or equity, will be available to the Company, satisfactorily completed or on terms favorable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders and any debt financing may contain covenants limiting certain corporate actions. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at March 31, 2020, and December 31, 2019:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$64,539	(48,640)	15,899	$64,781	$(45,587)	$19,194
Leasehold improvements	175,715	(145,926)	29,789	175,916	(135,996)	39,920
Total fixed assets	$240,254	(194,566)	45,688	$240,697	$(181,583)	$59,114

For the three-month periods ended March 31, 2020, and 2019, respectively the Company recorded depreciation and amortization of $12,952 and $10,528.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Sales tax payable	$13,263	7,630
Accrued interest payable	1,145	2,940
Payroll tax liabilities	144,308	132,706
Total accrued liabilities	$158,716	143,276

The Company is in arrears on its payroll tax payments as of March 31, 2020. Included in the “payroll tax liabilities” as of March 31, 2020, is approximately $38,713 in interest and penalties.

NOTE 6 – LOANS PAYABLE

On an as-needed basis, Company secures lines of credit of approximately $10,000 to $25,000. The amount of credit available to be accessed is dependent on the amount of documented credit card receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days and the interest rates on these facilities are typically, approximately 32%, plus additional processing fees of approximately 5%.

As of March 31, 2020, and December 31, 2019, loan payable balances were $0 and $6,000, respectively. Currently, the Company has no lines of credit outstanding and there can be no assurances that previous lenders will extend new lines of credit to the Company..

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2020, and December 31, 2019, the outstanding principal balance of convertible notes was $10,000 and $10,000 respectively.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

On March 31, 2020, and December 31, 2019, there were 127,092,335 and 126,550,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

In May 2018, the Company’s Board of Directors and Shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized common stock to 200,000,000, par value $0.01 per share.

Common Stock Issued in Private Placements

During the three months ended March 31, 2020, and 2019, respectively, the Company did not accept any subscription agreements to purchase its common stock.

Common Stock Issued in Exchange for Services

During the three months ended March 31, 2020, the Company issued 541,800 shares of common stock for services that were valued at $36,301. During the same period ended March 31, 2019, the Company did not issue any shares of its common stock for services.

Preferred Stock

On December 19, 2019, the Company filed a Certificate of Designation with the State of Florida designating 1,500,000 shares of the Company’s preferred stock as Series A Preferred Stock (“Series A Stock”), 5,000,000 shares as Series B Preferred Stock (“Series B Stock”) and 1,000,000 shares as Series C Preferred Stock (“Series C Stock”).

Series A Stock

The Series A Stock is not convertible. Each share of Series A Stock shall entitle the holder to three hundred (300) votes for each share of Series A Stock. Any amendment to the Certificate of Designation requires the consent of the holders of at least two-thirds of the shares of Series A Stock then outstanding. The holders of Series A Stock are not entitled to dividends until and unless determined by the Board of Directors.

There were no shares of Series A Stock outstanding as of March 31, 2020, and December 31, 2019.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the price paid by the holder for the shares. The Board may establish a minimum conversion price (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

There were no shares of Series B Stock outstanding as of March 31, 2020, and December 31, 2019.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on three times the price paid for the shares. The Board has established a minimum price for the price paid of $0.10 per share. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

There were 116,000 shares and 50,000 shares of Series C Stock, par value $0.001 which were purchased at $1.00 per share, outstanding as of March 31, 2020, and December 31, 2019.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, and December 31, 2019, the Company had four operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months, and then it will be reduced to $3,274 per month. The lease ends on December 9, 2020. The lease has an automatic renewal provision.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

•	The annual rent on the Company’s new location in Bari, Italy is 1,400 euros per month under the terms of a one year lease with an optional automatic renewal provision.

The Company also rents furnished office space on a month to month basis in Miami, Florida at a cost of $223 per month which serves as its principal place of business. The Company will remain responsible for rent payments even if its restaurants are unable to open or open at limited occupancy due to the continuing Covid-19 outbreak.

NOTE 10 – SUBSEQUENT EVENTS

On June 18, 2020, Kisses From Italy-Franchising LLC entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management Inc., a Canadian corporation (“Developer”) open and operate up to 100 Kisses From Italy Italian restaurants in Canada. Under the Agreement, Developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

In consideration of the development rights, the Agreement provides for a franchise fee of $4,000 Canadian dollars (“CAD”) for each restaurant, or a total of $400,000 CAD which translates to $291,000 USD. Upon execution of the Agreement, the Developer paid $400,000 CAD to the Company, and the Company issued to Denis Senecal, a director of the Developer, 9,500,000 shares of common stock.

Developer will have a right of first refusal to obtain the development rights to additional restaurants in Canada if it is in compliance with the Agreement and has opened the minimum 20 restaurants. If Developer receives a bona fide offer from an unaffiliated third party to purchase Developer’s rights under the Development Agreement, the Kisses From Italy-Franchising LLC will have the option, exercisable for 30 days to purchase such business, If the Kisses From Italy-Franchising LLC does not exercise such option, Developer may sell its rights to said third party for a $5,000 transfer fee.

The Agreement contains certain non-competition and non-solicitation provisions.

The Company and Developer will share profits for all locations developed and agreed to an allocation of franchise royalties.

On June 17, 2020, the Company entered into a five-year distribution-financing-lead generation agreement (“Advisory Agreement”) with Denis Senecal pursuant to which he will provide business development, financial advisory and franchise lead generation services to the Company in consideration for the issuance of 9,500,000 shares of the Company’s common stock. Such common stock has “piggyback” registration rights for one year from the date of issuance for one registration statement. The Advisory Agreement will automatically be renewed for an additional five-year term unless either party notifies the other within 180 days prior to the expiration of the initial term that it desires not to renew the Agreement.

From April 1, 2020 to June 28, 2020, the Company has received an aggregate of $32,600 from the sale of an aggregate of 32,600 shares of its Series C Stock to three accredited investors in private offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview

We are a Florida corporation incorporated on March 7, 2013, focused on developing a fast, casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned location in Fort Lauderdale, Florida, in May 2015. We opened three additional locations by April 2016, all in Southern Florida, through a working relationship with Wyndham Hotels. In September 2017, Hurricane Irma caused significant damage to the area. As a result of the damage from the Hurricane, our hotel locations closed due to the fact that the Wyndham hotel group had to halt operations at the respective hotel properties in order to begin the necessary repairs and renovations following the storm. All but one of our restaurants are located in timeshare developments. The storm impacted travel to Florida during this time. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. We also elected not to reopen our fourth location, as the damages were too excessive. If we can raise additional capital, of which there is no assurance, we intend to own and operate up to 10 of our restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the United States, except New York, Virginia, and Maryland which licenses we hope to obtain if sufficient demand exists in the future. In September 2017, we completed the purchase of two franchise locations in Florida. We currently anticipate the commencement of the building and development of these locations by mid-2021.

On October 24, 2019, we opened our first restaurant in Italy, at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia which we intend to also use as a training facility for franchises in Europe.

Management recently began scouting various locations in regions of Italy and believes that the regions of Rome and Puglia may offer opportunities for additional corporate-owned and franchise expansion. However, there are no agreements in place as of the date of this Report to open any new facilities, either Company-owned or franchises, and no assurances can be provided that we will expand our operations accordingly.

In September 2019, the Company's common stock was approved for trading by FINRA and in mid-October 2019 was approved for up-listing by the OTC Markets Group to the OTCQB under the symbol “KITL”.

The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the state of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating in August 2020.

Recent Developments

On June 18, 2020, Kisses From ItalyFranchising LLC entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management Inc., a Canadian corporation (“Developer”) to open and operate up to 100 Kisses From Italy Italian restaurants in Canada. Under the Agreement, Developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

In consideration of the development rights, the Development Agreement provides for a franchise fee of $4,000 Canadian dollars (“CAD”) for each restaurant. Upon execution of the Development Agreement, the Developer paid $400,000 CAD to the Company, and the Company issued Denis Senecal, a director of the Developer, 9,500,000 shares of common stock of the Company.

The Developer will have a right of first refusal to obtain the development rights to additional restaurants in Canada if it is in compliance with the Development Agreement and has opened the minimum 20 restaurants. If the Developer receives a bona fide offer from an unaffiliated third party to purchase the Developer’s rights under the Development Agreement, Kisses From Italy-Franchising LLC will have the option, exercisable for 30 days to purchase such business, If Kisses From Italy Franchising LLC does not exercise such option, the Developer may sell its rights to said third party for a $5,000 transfer fee.

The Agreement contains certain non-competition and non-solicitation provisions.

The Company and Developer will share profits for all locations developed and agreed to an allocation of franchise royalties.

On June 17, 2020, the Company entered into a five-year distribution-financing-lead generation agreement (“Advisory Agreement”) with Denis Senecal pursuant to which he will provide business development, financial advisory and franchise lead generation services to the Company in consideration for the issuance of 9,500,000 shares of the Company’s common stock. Such common stock has “piggyback” registration rights for one year from the date of issuance for one registration statement. The Advisory Agreement will automatically be renewed for an additional five-year term unless either party notifies the other within 180 days prior to the expiration of the initial term that it desires not to renew the Agreement.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Many states and countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the full impact of the pandemic continues to evolve, is highly uncertain, and is subject to change. Management is actively monitoring the situation but given the daily evolution of the Covid-19 outbreak, the Company is not currently able to estimate the full effects on the economy, the markets we serve, our business, or on our operations and financial condition.

As a result of Covid-19, our two restaurants located in the Wyndham hotels closed on March 17, 2020 and have not re-opened. Our Fort Lauderdale location closed on April 1, 2020 and re-opened on May 1, 2020. The only restrictions currently imposed on our business are recommended social distancing guidelines along with the requirements that our employees wear masks. However, there can be no assurance that we will be allowed to remain open or that we can achieve historic sales levels. Our restaurant in Bari, Italy closed on March 1, 2020, and re-opened on June 20, 2020 and. may be subject to future closure due to Covid-19.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2020, and 2019

Revenue and Cost of Sales

During the three months ended March 31, 2020, our revenues were $109,746 compared to $115,572 for the three months ended March 31, 2019, representing a decrease of $5,826, or approximately 5%. The decrease in revenue is attributable to the Covid-19 mandated shutdown at two of our three US locations during the last twelve days of March 2020. Prior to the Covid-19 shutdown revenues, for our US locations for the period January 1, 2020 through March 19, 2020, were approximately 25% higher than the comparable period in 2019.

Cost of goods sold during the three months ended March 31, 2020, was $43,974 compared to $48,144 during the three months ended March 31, 2019. Gross margin percentage which is calculated by dividing revenue by gross profit, was 59.9% and 58.3%, for the three months ended March 31, 2020, and March 31, 2019, respectively. We generally experience an increase in the gross margin percentage as a percentage of sales, as our sales increase.

Operating expenses

Operating expense increased $47,134 during the three months ended March 31, 2020, to $209,040, compared to $161,906 during the three months ended March 31, 2019, representing an increase of approximately 29.1%. The increase is primarily attributable to $36,301 in stock-based compensation expense in the three months ended March 31, 2020, compared to no stock-based compensation in the three months ended March 31, 2019, and an increase in general and administrative expenses and professional legal and accounting fees during the 2020 period; offset by decreased payroll due to reduced operations due to COVID-19.

Other income and expense

Other expense was $354,633 during the three months ended March 31, 2020, compared to $47,681 during the three months ended March 31, 2019. The significant increase in other expenses is attributable to increased interest expense due to the issuance of Series C preferred stock with a beneficial conversion feature of $351,920, that was charged to interest expense during the three months ended March 31, 2020.

Net Loss

During the three months ended March 31, 2020, we incurred a net loss of $499,905 and a net profit of $2,004 attributable to non-controlling interests; compared to a net loss of $135,962 and a $6,197 net loss attributable to non-controlling interests for the three months ended March 31, 2019. The significant increase in the net loss is primarily attributable to an increase in interest expense of $306,952 in the three months ended March 31, 2020, compared to the three months ended March 31, 2019. During the period ended March 31, 2020, we recorded an interest charge of $351,920 related to the beneficial conversion feature of the $66,000 in Series C preferred stock.

Liquidity and Capital Resources

On March 31, 2020, we had $8,643 in cash and cash equivalents.

Net cash used in operating activities was $79,275 during the three months ended March 31, 2020, compared to $88,606 during the three months ended March 31, 2019. This decrease in the cash used in the three months ended March 31, 2020, was primarily attributable to an improvement in profitability of $8,201 at our 70% owned Kisses-Palm Sea Royal LLC located in Pompano Beach, Florida.

Cash flows used in investing activities were $0 during the three months ended March 31, 2020, compared to $2,000 during the three months ended March 31, 2019, in which we purchased $2,000 worth of equipment.

Net cash provided by financing activities was $60,490 for the three months ended March 31, 2020, compared to $99,423 during the three months ended March 31, 2019. The decrease in net cash provided from financing activities is primarily attributable to proceeds from the sale of Series C preferred stock of $66,490 in the three months ended March 31, 2020, compared to the sale of convertible notes in the aggregate principal amount of $101,000 that were sold in the three months ended March 31, 2019.

We believe that due to the $400,000 CAD or approximately $291,000 USD we received in connection with the Development Agreement described above, we can continue operations for the next 12 months.

We estimate that we will need approximately $1,000,000 to fully effectuate our business development plans, including opening additional company-owned restaurants and continuing to develop and enhance the marketing of our franchise concept. Subject to the continued impact of Covid-19, we currently believe that we can open at least two additional restaurants for approximately $300,000. We may use some of the cash we received from the Development Agreement to open additional locations or for franchise marketing. We believe that continuing to open company-owned restaurants will assist us to market other locations.

We cannot assure that additional funding will be available on a timely basis, on terms acceptable to us, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive additional financing may have a significant negative impact on our continued development and results of our operations.

Covid-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Going Concern

Our consolidated financial statements were prepared assuming that we will continue as a going concern, which does not adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019, includes an explanatory paragraph stating there was substantial doubt about the Company's ability to continue as a going concern. Also, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. See notes to our financial statements, Note 2 – Summary Of Significant Accounting Policies.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position, or cash flows.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting –. During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we did not issue any of our equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2020.

KISSES FROM ITALY, INC.

By:	/s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	/s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

