Form 10-Q
period 2020-06-30
Kisses From Italy, Inc.
filed 2020-08-12
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-52898

Kisses From Italy, Inc.

(Exact name of registrant as specified in its charter)

Florida	46-2388377
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

80 SW 8th Street

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

(305) 423-7129

(Registrant’s telephone number, including area code)

_______________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of August 11, 2020, there were 151,902,335 shares of the registrant's common stock outstanding.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund a portion of its operations;

•	industry competition;

•	the inability to attract and retain qualified senior management;

•	other risks and uncertainties related to the restaurant industry and our business strategy; and the impact of the Covid-19 pandemic on our operations.

•	the impact of the Covid-19 pandemic on our operations.

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

3

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

(Unaudited) Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$281,993	$26,841
Prepaid expenses	–	–
Other receivable	4,364	4,442
Inventory	1,951	1,987
Total current assets	288,308	33,270
Property and equipment, net	32,696	59,114
Other Assets	2,565	2,664
Total assets	$323,569	$95,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,376	$65,486
Accrued liabilities	150,875	143,276
Loans payable	–	6,000
Total current liabilities	224,251	214,762
Notes payable	47,171
Convertible Notes	10,000	10,000
Total liabilities	281,422	224,762

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series C, 1,000,000, $0.001 par value 1,000,000 shares authorized; 29,610 shares and 50,000 shares issued and outstanding as of June 30, 2020 and December 31 2019, respectively	30	50
Common stock, $0.001 par value, 200,000,000 shares authorized; 144,202,335 and 126,550,335 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	144,202	126,550
Additional paid-in capital	7,503,088	4,945,109
Retained earnings deficit	(7,611,538)	(5,207,491)
Total Kisses From Italy Stockholders' Equity (Deficit)	35,782	(135,782)
Non-controlling interest	6,365	6,068
Total stockholders' equity	42,147	(129,714)
Total liabilities and equity	$323,569	$95,048

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Food sales	$9,336	$162,429	$119,082	$278,001
Franchise sales	291,585	–	291,585
Total Revenue	300,921	162,429	410,667	278,001
Cost of goods sold	7,511	78,790	51,485	126,934
Gross margin	293,410	83,639	359,182	151,067
Operating expenses:
Depreciation and amortization	13,034	10,730	25,985	21,258
Executive compensation	2,687	–	12,681	–
Stock based compensation	1,981,939	–	2,018,240	–
Payroll and other expenses	11,532	68,420	58,550	138,806
Rent	28,914	33,418	58,603	64,874
Consulting and professional fees	39,914	10,241	69,744	31,613
General and administrative	13,448	77,112	56,705	105,277
Total operating expenses	2,091,467	199,921	2,300,508	361,828
Income (loss) from operations	(1,798,058)	(116,282)	(1,941,326)	(210,761)
Other income (expense)
Interest income (expense), net	(107,791)	(26,004)	(462,424)	(73,686)
Total other income (expense)	(107,791)	(26,004)	(462,424)	(73,686)
Income (loss) before income taxes	(1,905,849)	(142,286)	(2,403,750)	(284,446)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(1,905,849)	(142,286)	(2,403,750)	(284,446)
Less: net gain(loss) attributable to non-controlling interests	(1,707)	(3,377)	297	(9,574)
Net loss attributable to Kisses From Italy, Inc.	$(1,904,140)	$(138,909)	$(2,404,047)	$(274,872)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	129,957,170	81,780,170	128,524,753	81,780,170

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

(Unaudited) Consolidated Statements of Changes in Stockholders' Equity

June 30, 2020 and June 30, 2019

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Value	Shares	Value	Shares	Value

December 31, 2018	–	$–	–	$–	–	$–

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Beneficial conversion feature of convertible notes	–	–	–	–	–	–

Balance, March 31, 2019	–	$–	–	$–	–	$–

Net loss	–	–	–	–	–	–
Beneficial conversion feature of convertible notes	–	–	–	–	–	–

Balance, June 30, 2019	–	$–	–	$–	–	$–

Balance, December 31, 2019	–	$–	–	$–	50,000	$50

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Issuance of Series C Preferred stock	–	–	–	–	66,000	66
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–

Balance, March 31, 2020	–	$–	–	$–	116,000	$116

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Issuance of Series C Preferred stock	–	–	–	–	32,600	33
Conversion of Series C Preferred stock to common stock	–	–	–	–	(118,990)	(119)
Stock issued for services	–	–	–	–	–	–

Balance, June 30, 2020	–	$–	–	$–	29,610	$30

(Continued)

Kisses from Italy

(Unaudited) Consolidated Statements of Changes in Stockholders' Equity

June 30, 2020 and June 30, 2019

(Continued)

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Capital	Interest	Earnings	Equity

December 31, 2018	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Net income (loss)	–	–	–	–	(135,962)	(135,962)
Non-controlling interest, net income (loss)	–	–	–	(6,197)	–	(6,197)
Beneficial conversion feature of convertible notes	–	–	33,633	–	–	33,633

Balance, March 31, 2019	81,780,170	$81,780	$1,671,886	$20,963	$(2,260,593)	$(485,964)

Net loss	–	–	–	(3,377)	(138,909)	(142,286)
Beneficial conversion feature of convertible notes	–	–	20,913	–	–	20,913

Balance, June 30, 2019	81,780,170	$81,780	$1,692,799	$17,586	$(2,399,502)	$(607,338)

Balance, December 31, 2019	126,550,535	$126,550.00	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)	–	–	–	–	(499,905)	(499,905)
Non-controlling interest, net income (loss)	–	–	–	2,004	–	2,004
Issuance of Series C Preferred stock	–	–	66,424	–	–	66,490
Beneficial conversion feature of Series C Preferred stock	–	–	351,920	–	–	351,920
Stock issued for services	541,800	542	35,759	–	–	36,301

Balance, March 31, 2020	127,092,335	$127,092	$5,399,212	$8,072	$(5,707,396)	$(172,905)

Net income (loss)	–	–	–	–	(1,904,142)	(1,905,849)
Non-controlling interest, net income (loss)	–	–	–	(1,707)	–	(1,707)
Beneficial conversion feature of Series C Preferred stock	–	–	106,300	–	–	106,300
Issuance of Series C Preferred stock	–	–	32,567	–	–	32,600
Conversion of Series C Preferred stock to common stock	2,480,000	2,480	(2,361)	–	–	–
Stock issued for services	14,630,000	14,630	1,967,370	–	–	1,982,000

Balance, June 30, 2020	144,202,335	$144,202	$7,503,088	$6,365	$(7,611,538)	$42,147

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(2,404,047)	$(274,872)
Net income loss attributable to non-controlling interest	297	(9,574)
Common stock issued for services
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,985	21,258
Amortization of debt discount	458,220	54,545
Stock-based compensation for services	2,018,240	–
Changes in operating assets and liabilities:
Other assets	99	–
Other receivable	78	–
Prepaid expenses	–	–
Inventory	36	–
Accounts payable	7,892	29,130
Accrued liabilities	7,597	3,899
Net cash provided by (used in) operating activities	114,397	(175,614)

Cash flows from investing activities:
Purchase of fixed assets	–	(4,299)
Net cash provided by (used in) financing activities	–	(4,299)

Cash flows from financing activities:
Proceeds/payments from short term borrowings - net	(6,000)	3,658
Proceeds from notes payable	47,171	–
Proceeds for the sale of convertible notes	–	163,800
Proceeds from the sale of preferred stock	99,090	–
Net cash provided by (used in) financing activities	140,261	167,458

Impact of foreign exchange	494	–
Net increase (decrease) in cash and cash equivalents	254,658	(12,455)
Cash and cash equivalents at beginning of period	26,841	22,877
Cash and cash equivalents at end of period	$281,993	$10,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2020, and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, which are located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and did not re-open that location in 2019. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. In September 2019, the Company's common stock was approved for trading by FINRA and in mid-October 2019 was approved for up-listing by the OTC Markets Group to the OTCQB under the symbol “KITL”.

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

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations. If our restaurants are required to be closed or only allowed to operate at less than full capacity, we will continue to incur certain fixed expenses such as rent payments currently of approximately $10,000 per month.

All of the Company’s four corporate-owned restaurants which are located in Fort Lauderdale, Florida, Bari, Italy, and within the Wyndham Palm Aire and the Wyndham Sea Gardens Hotels and Resorts in Pompano Beach, Florida, have all fully re-opened.  The Company’s hotel locations were closed longer than other sites due to CDC recommendations.  The Company’s flagship Fort Lauderdale restaurant re-opened on May 1, 2020, its Bari, Italy location re-opened on June 20, 2020, The Wyndham Palm Aire location re-opened on July 11, 2020 and the Wyndham Sea Gardens location re-opened on July 22, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2019, and 2018, filed as part of the Company’s Annual Report on Form 10-K and Form 10-K/A filed with the SEC on May 18, 2020, and May 29, 2020, respectively.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses from Italy 9th LLC, Kisses from Italy-Franchising LLC, and Kisses from Italy Bari, Italy and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

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

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company has raised capital through private placements of equity and convertible debt as interim measures to finance working capital needs and may continue its efforts to raise additional capital through the sale of common stock or other securities and obtain short-term loans. The Company will be required to continue to do so until its consolidated operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

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

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the six months ended June 30, 2020, and June 30, 2019, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Inventory

The inventory is comprised of alcoholic beverages at the Company’s new Bari location in Italy which opened in 2019. Our US locations do not have liquor licenses. The balance of inventory at June 30, 2020 and 2018 was $1,951 and $1,987, respectively.

Value Added Tax

The Value Added Tax (“VAT”) is a broadly-based consumption tax which is assessed to the value that is added to goods and services. VAT applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT ranges between 4 and 10% for food products and alcohol. As of June 30, 2020 and June 30, 2019, the Company had a VAT net receivable of $4.364 and $4,442, respectively, and was classified as “Other Receivables” on its balance sheet.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of the Company’s consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary is consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2020, and December 31, 2019, the Company’s cash equivalents totaled $281,993 and $26,841, respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  During the six months ended June 30, 2020, and June 30, 2019, stock-based compensation was $2,018,240 and $-0-, respectively.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2020, and December 31, 2019, the Company had $281,993 and $26,841 in cash on hand, respectively, and for the three-month periods ended June 30, 2020, and 2019, the Company generated revenues of $300,921 and $162,429 and had losses of $1,904,140 and $138,909 respectively. As of June 30, 2020, the Company had a working capital surplus of $64,056 and a stockholders surplus of $42,147. During the three months ended June 30, 2020, the Company entered into a multi-unit development agreement pursuant to which, among other things, the Company granted development rights to open and operate up to 100 Kisses From Italy Italian restaurants in Canada using the Company’s proprietary recipes, formulae, techniques, trade dress, trademarks and logos (each a “Restaurant”) at locations approved by the Company. Under the terms of the Agreement the Company received a non-refundable fee of $291,585 USD (400,000 CAD). Management believes that with the receipt of these funds, the Company can continue operations for the next 12 months.

This was the largest transaction in the Company’s history and significantly improved their liquidity, stockholders equity and working capital. There can be no assurances that this type of transaction can be replicated in the future, or that the Company can generate cash from future operations or maintain its current cash position.

The reports of the Company’s independent registered public accounting firm in the Company’s financial statements for the years ended December 31, 2019, and 2018, include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that financing, whether debt or equity, will be available to the Company, satisfactorily completed or on terms favorable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders and any debt financing may contain covenants limiting certain corporate actions. Any failure by the Company to successfully raise additional financing would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at June 30, 2020, and December 31, 2019:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$64,539	(51,703)	12,836	$64,781	$(45,587)	$19,194
Leasehold improvements	175,715	(155,855)	19,860	175,916	(135,996)	39,920
Total fixed assets	$240,254	(207,558)	32,696	$240,697	$(181,583)	$59,114

For the six-month periods ended June 30, 2020, and 2019, respectively, the Company recorded depreciation and amortization of $25,985 and $21,258.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Sales tax payable	$1,836	7,630
Accrued interest payable	597	2,940
Payroll tax liabilities	148,442	132,706
Total accrued liabilities	$150,875	143,276

The Company is in arrears on its payroll tax payments as of June 30, 2020. Included in the “payroll tax liabilities” as of June 30, 2020, is approximately $41,376 in interest and penalties.

NOTE 6 – LOANS PAYABLE

On an as-needed basis, the Company secures lines of credit of approximately $10,000 to $25,000. The amount of credit available to be accessed is dependent on the amount of documented credit card receipts received by the Company’s restaurants. The due dates on these credit advances are typically between 90 and 180 days and the interest rates on these facilities are typically, approximately 32%, plus additional processing fees of approximately 5%.

As of June 30, 2020, and December 31, 2019, loan payable balances were $0 and $6,000, respectively. Currently, the Company has no lines of credit outstanding and there can be no assurances that previous lenders will extend new lines of credit to the Company.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2020, and December 31, 2019, the outstanding principal balance of the Company’s 8% unsecured convertible notes was $10,000 and $10,000, respectively. These notes are convertible into the Company’s common stock at a conversion price of $.0667 per share.

NOTE 8 – PROMISSORY NOTES

During the three months ended June 30, 2020, the Company issued three unsecured promissory notes in the aggregate principal amount of $47,171. The notes mature in three years and have an 8% interest rate. As of June 30, 2020 and June 30, 2019, the outstanding principal balance of these notes were $47,171 and $-0-, respectively.

NOTE 9 – STOCKHOLDERS EQUITY

Common Stock

On June 30, 2020, and December 31, 2019, there were 144,202,335 and 126,550,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

In May 2018, the Company’s Board of Directors and shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized common stock to 200,000,000, par value $0.001 per share.

Common Stock Issued in Private Placements

During the six months ended June 30, 2020, and 2019, the Company did not accept any subscription agreements to purchase its common stock.

Common Stock Issued in Exchange for Services

During the six months months ended June 30, 2020, the Company issued 15,171,800 shares of common stock for services that were valued at $2,018,301. During the six months ended June 30, 2019, the Company did not issue any shares of its common stock for services.

Common Stock Issued Upon the Conversion of Series C Preferred to Common Stock

During the six months ended June 30, 2020, holders of an aggregate of 118,990 shares of Series C Preferred stock converted their shares into an aggregate of 2,480,000 shares of common stock. There were no conversions during the six month period ended June 30, 2019.

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

There were no shares of Series A Stock outstanding as of June 30, 2020, and December 31, 2019.

No distribution shall be made to holders of shares of capital stock ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding-up of the Company. The Series A Stock ranks pari passu with the Series C Stock.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the purchase price of the shares. The Board may establish a minimum conversion price (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock shall not be entitled to voting rights except as otherwise required by law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

There were no shares of Series B Stock outstanding as of June 30, 2020, and December 31, 2019.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on three times the purchase price of the shares. The Board has established a minimum price for the price paid of $0.10 per share. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise required by law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

There were 29,610 shares and 50,000 shares of Series C Stock, par value $0.001, which were purchased at $1.00 per share, outstanding as of June 30, 2020, and December 31, 2019, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, and December 31, 2019, the Company had four operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months, and then was reduced to $3,274 per month. The lease ends on December 9, 2020. The lease has an optional automatic renewal provision.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $3,600 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy – Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $546 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year optional automatic renewal provision for this lease.

•	Kisses From Italy – based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a six year lease which ends on May 5, 2024 and has an optional automatic renewal provision for six years.

The Company also rents furnished office space on a month to month basis in Miami, Florida at a cost of $223 per month which serves as its principal place of business. The Company will remain responsible for rent payments even if its restaurants are required to close or are permitted to open at limited occupancy, due to the continuing Covid-19 outbreak.

NOTE 11 – SUBSEQUENT EVENTS

On July 13, 2020, the Company issued its two executive officers, 3,600,000 shares each for services provided to the Company.

On July 22, 2020, the Company issued 500,000 shares pursuant to the terms of a consulting agreement.

On August 7, 2020, the Company used $35,000 to pay down $35,000 of its notes payable balance with incurring any prepayment penalty or having to pay any accrued interest on such note.

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

The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating in August, 2020

Recent Developments

On June 18, 2020, Kisses From Italy Franchising LLC entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management Inc., a Canadian corporation (“Developer”) to open and operate up to 100 Kisses From Italy Italian restaurants in Canada. Under the Agreement, Developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

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

During the three months ended June 30, 2020, the Company entered into one year investor relations agreements with two investor relations firms and issued an aggregate of 4,800,000 shares of common stock valued at $480,000. The $480,000 was expensed during the three months ended June 30, 2020 in the Company’s Statements of Operations.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Many states and countries have issued policies intended to stop or slow the further spread of the disease.

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

As a result of Covid-19, our two restaurants located in Florida in the Wyndham hotels closed on March 17, 2020 and re-opened on July 11, 2020 and July 22, 2020 for the Wyndham Palm Aire and the Wyndham Sea Gardens, respectively. Our Fort Lauderdale location closed on April 1, 2020 and re-opened on May 1, 2020. The only restrictions currently imposed on our business are recommended social distancing guidelines along with the requirements that our employees wear masks. Our restaurant in Bari, Italy closed on March 1, 2020, and re-opened on July 1, 2020 and. may be subject to future closure due to Covid-19. As a result of these closures, revenue from our restaurants were severely impacted during the three months ended June 30, 2020.

Going forward there can be no assurance that we will be allowed to remain open or that we can achieve historic sales levels in the near future.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2020, and 2019

Revenue and Cost of Sales

During the three months ended June 30, 2020, our revenues from food sales at our restaurants were $9,336 compared to $162,429 for the three months ended June 30, 2019, representing a decrease of $153,093. The decrease in revenue is attributable to the Covid-19 mandated shutdown of all of our locations.

As discussed above in Recent Developments, we entered into a Development Agreement in which we received a fee of 400,000 CAD, or $291,585. This fee falls under the guidelines of ASC 606 which states that the entire amount of revenue can be recognized because we have no future performance obligations associated with the Agreement, and the fee is non-refundable. As a result we recorded the entire amount as revenue during the three months ended June 30, 2020.

Cost of goods sold during the three months ended June 30, 2020, was $7,511 compared to $78,900 during the three months ended June 30, 2019. This decrease is attributable to lower sales volumes due to the impact of Covid-19.

Operating expenses

Operating expense increased to $2,091,467 during the three months ended June 30, 2020, compared to $199,921 during the three months ended June 30, 2019. The increase is primarily attributable to 1,981,939 in stock-based compensation expense in the three months ended June 30, 2020, compared to no stock-based compensation in the three months ended June 30, 2019. The stock-based compensation during the three months ended June 30, 2020 was comprised primarily of $480,000 related to compensation under investor relations agreements and $1,425,000 related to the Advisory Agreement. Excluding the stock-based compensation, operating expenses were $109,259 for the three months ended June 30, 2020 compared to $199,921 for the three months ended June 30, 2019, representing a decrease of 90,392. This decrease is attributable to expense reductions in all expense categories due to the impact of Covid-19.

Other income and expense

Other expense was $107,091during the three months ended June 30, 2020, compared to $26,004 during the three months ended June 30, 2019. The significant increase in other expenses is attributable to increased interest expense due to the issuance of Series C preferred stock with a beneficial conversion feature of $106,300 that was charged to interest expense during the three months ended June 30, 2020.

Net Loss

During the three months ended June 30, 2020, we incurred a net loss of $1,905,849 and a net loss of $1,707 attributable to non-controlling interests compared to a net loss of $142,286 and a $3,377 net loss attributable to non-controlling interests for the three months ended June 30, 2019. The significant increase in the net loss during the three months ended June 30, 2020 is primarily attributable to an increase in operating expenses of $1,763,563, partially offset by an increase in revenues due to $291,585 in franchise revenue.

Comparison of Results of Operations for the six months ended June 30, 2020, and 2019

Revenue and Cost of Sales

During the six months ended June 30, 2020, our revenues from food sales at our restaurants were $119,082 compared to $278,001 for the six months ended June 30, 2019, representing a decrease of $158,010. The decrease in revenue is attributable to the Covid-19 mandated shutdown of all of our locations.

As discussed above in Recent Developments, we entered into a Development Agreement in which we received a fee of 400,000 CAD, or $291,585. This fee falls under the guidelines of ASC 606 which states that the entire amount of revenue can be recognized because we have no future performance obligations associated with the Agreement, and the fee is non-refundable. As a result, we recorded the entire amount as revenue during the six months ended June 30, 2020.

Cost of goods sold during the six months ended June 30, 2020, was $51,485 compared to $126,934 during the six months ended June 30, 2019. This decrease is attributable to lower sales volumes due to the impact of Covid-19.

Operating expenses

Operating expense increased to $2,300,508 during the six months ended June 30, 2020, compared to $361,828 during the six months ended June 30, 2019. The increase is primarily attributable to 2,018,240 in stock-based compensation expense in the six months ended June 30, 2020, compared to no stock-based compensation in the six months ended June 30, 2019. The stock-based compensation during the six months ended June 30, 2020 was comprised primarily of $480,000 related to compensation under investor relations agreements and $1,425,000 related to the Advisory Agreement. Excluding the stock-based compensation, operating expenses were $282,629 for the six months ended June 30, 2020 compared to $361,828 for the six months ended June 30, 2019, representing a decrease of 79,559. This decrease is attributable to expense reductions in all expense categories due to the impact of Covid-19.

Other income and expense

Other expense was $462,424 during the six months ended June 30, 2020, compared to $73,686 during the six months ended June 30, 2019. The significant increase in other expenses is attributable to increased interest expense due to the issuance of Series C preferred stock with a beneficial conversion feature of $458,220 that was charged to interest expense during the six months ended June 30, 2020.

Net Loss

During the six months ended June 30, 2020, we incurred a net loss of $2,404,047 and a net profit of $297 attributable to non-controlling interests compared to a net loss of $274,872 and a $9,574 net loss attributable to non-controlling interests for the six months ended June 30, 2019. The significant increase in the net loss during the six months ended June 30, 2020 is primarily attributable to an increase in operating expenses of $1,938,680 partially offset by an increase in revenues due to $291,585 in franchise revenue.

Liquidity and Capital Resources

On June 30, 2020, we had $8,643 in cash and cash equivalents.

Net cash provided in operating activities was $114,458 during the six months ended June 30, 2020, compared to net cash used of $(175,614) during the six months ended June 30, 2019. This increase is primarily attributable to our receipt of $291,585 in franchise fees during the six months ended June 30, 2020.

There was no cash used in investing activities during the six months ended June 30, 2020, compared to net cash of $4,299 used in investing activities during the six months ended June 30, 2019, in which we purchased $2,000 worth of equipment.

Net cash provided by financing activities was $140,261 for the six months ended June 30, 2020, compared to $167,458 during the six months ended June 30, 2019. The decrease in net cash provided from financing activities is primarily attributable to proceeds of $163,800 in 2019 from the sale of convertible notes, compared to the sale of Series C preferred stock of $99,090 and the issuance of $47,171 in promissory notes in the six months ended June 30, 2020.

We currently believe that due to the $400,000 CAD or approximately $291,000 USD we received in connection with the Development Agreement described above, we can continue operations for the next 12 months.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Except as set forth below, there were no sales of equity securities sold that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 13, 2020 we sold 19,900 shares of our Series C Preferred Stock and received $19,900 in proceeds.

On January 21, 2020 we sold 4,000 shares of our Series C Preferred Stock and received $4,000 in proceeds.

On February 4, 2020 we sold 10,000 shares of our Series C Preferred Stock and received $10,000 in proceeds.

On March 2, 2020 we sold 15,000 shares of our Series C Preferred Stock and received $15,000 in proceeds.

On March 25, 2020 we sold 5,000 shares of our Series C Preferred Stock and received $5,000 in proceeds.

On March 31, 2020 we sold 2,500 shares of our Series C Preferred Stock and received $2,500 in proceeds.

On April 9, 2020 we sold 1,600 shares of our Series C Preferred Stock and received $1,600 in proceeds.

On June 4, 2020 we sold 1,000 shares of our Series C Preferred Stock and received $1,000 in proceeds.

On June 5, 2020 we sold 5,000 shares of our Series C Preferred Stock and received $5,000 in proceeds.

On June 15, 2020 we sold 5,000 shares of our Series C Preferred Stock and received $25,000 in proceeds.

On May 20, 2020, the Company issued 2,200,000 shares to an investor relations firm pursuant to a one-year service agreement.

On June 10, 2020, the Company issued 2,400,000 shares to an investor relations firm pursuant to a one-year service agreement.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12 , 2020.

KISSES FROM ITALY, INC.

By:	/s/ Michele Di Turi
Michele Di Turi,
Principal Executive Officer

By:	/s/ Claudio Ferri
Claudio Ferri Principal Financial Officer and
Principal Accounting Officer

