Form 10-Q
period 2020-09-30
Kisses From Italy Inc.
filed 2020-11-13
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-52898

Kisses From Italy Inc.

(Exact name of registrant as specified in its charter)

Florida	46-2388377
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

80 SW 8th Street

Suite 2000

Miami, Florida 33130

(Address of principal executive offices)

(305) 423-7129

(Registrant’s telephone number, including area code)

____________________________________________________________

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

As of November 13, 2020, there were 151,902,335 shares of the registrant's common stock outstanding.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund a portion of its operations;

•	industry competition;

•	the inability to attract and retain qualified senior management;

•	other risks and uncertainties related to the restaurant industry and our business strategy; and the impact of the Covid-19 pandemic on our operations; and

•	the impact of the Covid-19 pandemic on our operations.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

(Unaudited) Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$99,838	$26,841
Other receivable	4,642	4,442
Inventory	2,076	1,987
Total current assets	106,556	33,270
Property and equipment, net	20,302	59,114
Other Assets	2,635	2,664
Total assets	$129,493	$95,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,630	$65,486
Accrued liabilities	138,770	143,276
Loans payable	–	6,000
Total current liabilities	185,400	214,762
Notes payable	12,171
Convertible Notes	10,000	10,000
Total liabilities	207,571	224,762

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 59,610 shares and 50,000 shares issued and outstanding as of September 30, 2020 and December 31 2019, respectively	60	50
Common stock, $0.001 par value, 200,000,000 shares authorized; 152,112,335 and 126,550,335 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	152,112	126,550
Additional paid-in capital	8,335,553	4,945,109
Retained earnings deficit	(8,565,803)	(5,207,491)
Total Kisses From Italy Inc. Stockholders' Equity (Deficit)	(78,078)	(135,782)
Non-controlling interest	–	6,068
Total stockholders' equity	(78,078)	(129,714)
Total liabilities and equity	$129,493	$95,048

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Operations

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Food sales	$44,331	$93,834	$163,413	$371,835
Franchise sales	–		291,585	–
Total Revenue	44,331	93,834	454,998	371,835
Cost of goods sold	29,164	39,659	80,649	166,593
Gross margin	15,167	54,175	374,349	205,242
Operating expenses:
Depreciation and amortization	12,992	10,983	38,977	32,241
Executive compensation	4,950	–	17,631	–
Stock based compensation -related party	720,000	–	720,000	–
Stock based compensation	–	–	2,018,240	–
Payroll and other expenses	29,576	63,933	88,126	202,739
Rent	49,269	17,127	107,872	82,001
Consulting and professional fees	85,648	56,157	155,392	87,770
General and administrative	38,419	32,687	95,124	137,964
Total operating expenses	940,854	180,887	3,241,362	542,715
Income (loss) from operations	(925,687)	(126,712)	(2,867,013)	(337,473)
Other income (expense)
Interest income (expense), net	(34,943)	(88,988)	(497,367)	(162,673)
Total other income (expense)	(34,943)	(88,988)	(497,367)	(162,673)
Income (loss) before income taxes	(960,630)	(215,700)	(3,364,380)	(500,146)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(960,630)	(215,700)	(3,364,380)	(500,146)
Less: net gain(loss) attributable to non-controlling interests	(6,365)	(3,168)	(6,068)	(12,742)
Net loss attributable to Kisses From Italy Inc.	$(954,265)	$(212,532)	$(3,358,312)	$(487,404)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted-average number of common shares outstanding:
Basic and diluted	150,776,792	81,892,064	135,992,240	81,817,878

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

(Unaudited) Consolidated Statements of Changes in Stockholders' Equity

September 30, 2020 and September 30, 2019

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Value	Shares	Value	Shares	Value

December 31, 2018	–	$–	–	$–	–	$–

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Beneficial conversion feature of convertible notes	–	–	–	–	–	–

Balance, March 31, 2019	–	$–	–	$–	–	$–

Net loss	–	–	–	–	–	–
Beneficial conversion feature of convertible notes	–	–	–	–	–	–

Balance, June 30, 2019	–	$–	–	$–	–	$–

Net income (loss)	–	–	–	–	–	–
Retirement of convertible dent and accrued interest with common stock	–	–	–	–	–	–

Balance, September 30, 2019	–	$–	–	$–	–	$–

Balance, December 31, 2019	–	$–	–	$–	50,000	$50

Net income (loss)
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Issuance of Series C Preferred stock	–	–	–	–	66,000	66
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Stock issued for services	–	–	–	–	–	–

Balance, March 31, 2020	–	$–	–	$–	116,000	$116

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Issuance of Series C Preferred stock	–	–	–	–	32,600	33
Conversion of Series C Preferred stock to common stock	–	–	–	–	(118,990)	(119)
Stock issued for services	–	–	–	–	–	–

Balance, June 30, 2020	–	$–	–	$–	29,610	$30

Net income (loss)	–	–	–	–	–	–
Non-controlling interest, net income (loss)	–	–	–	–	–	–
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Issuance of Series C Preferred stock	–	–	–	–	37,000	37
Conversion of Series C Preferred stock to common stock	–	–	–	–	(7,000)	(7)
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Stock issued for services

Balance, September 30, 2020	–	$–	–	$–	59,610	$60

(Continued)

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Changes in Stockholders' Equity

September 30, 2020 and September 30, 2019

(Continued)

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Capital	Interest	Earnings	Equity

December 31, 2018	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)
Net income (loss)	–	–	–	–	(135,962)	(135,962)
Non-controlling interest, net income (loss)	–	–	–	(6,197)	–	(6,197)
Beneficial conversion feature of convertible notes	–	–	33,633	–	–	33,633

Balance, March 31, 2019	81,780,170	$81,780	$1,671,886	$20,963	$(2,260,593)	$(485,964)

Net loss	–	–	–	(3,377)	$(138,909)	(142,286)
Beneficial conversion feature of convertible notes	–	–	20,913	–	–	20,913

Balance, June 30, 2019	81,780,170	$81,780	$1,692,799	$17,586	$(2,399,502)	$(607,338)

Net income (loss)	–	–	–	(3,168)	(212,532)	(215,700)
Retirement of convertible dent and accrued interest with common stock	10,294,285	10,294	750,816	–	–	761,110

Balance, September 30, 2019	92,074,455	$92,074	$2,443,615	$14,418	$(2,612,034)	$(61,928)

Balance, December 31, 2019	126,550,535	$126,550.00	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)
Non-controlling interest, net income (loss)	–	–	–	2,004	–	2,004
Issuance of Series C Preferred stock	–	–	66,424	–	–	66,490
Beneficial conversion feature of Series C Preferred stock	–	–	351,920	–	–	351,920
Stock issued for services	541,800	542	35,759	–	–	36,301

Balance, March 31, 2020	127,092,335	$127,092	$5,399,212	$8,072	$(5,707,396)	$(172,905)

Net income (loss)	–	–	–	–	(1,904,142)	(1,905,849)
Non-controlling interest, net income (loss)	–	–	–	(1,707)	–	(1,707)
Beneficial conversion feature of Series C Preferred stock	–	–	106,300	–	–	106,300
Issuance of Series C Preferred stock	–	–	32,567	–	–	32,600
Conversion of Series C Preferred stock to common stock	2,480,000	2,480	(2,361)	–	–	–
Stock issued for services	14,630,000	14,630	1,967,370	–	–	1,982,000

Balance, June 30, 2020	144,202,335	$144,202	$7,503,088	$6,365	$(7,611,538)	$42,147

Net income (loss)	–	–	–	–	(954,265)	(954,265)
Non-controlling interest, net income (loss)	–	–	–	(6,365)	–	(6,365)
Beneficial conversion feature of Series C Preferred stock	–	–	33,425	–	–	33,425
Issuance of Series C Preferred stock	–		36,740	–	–	36,777
Conversion of Series C Preferred stock to common stock	210,000	210	–	–	–	203
Beneficial conversion feature of Series C Preferred stock	–	–	–	–	–	–
Stock issued for services	7,700,000	7,700	762,300			770,000

Balance, September 30, 2020	152,112,335	$152,112	$8,335,553	$(0)	$(8,565,803)	$(78,078)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2020	2019

Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,358,312)	$(487,404)
Net income loss attributable to non-controlling interest	(6,068)	(12,742)
Common stock issued for services
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	38,977	32,241
Amortization of debt discount	491,645	129,386
Stock-based compensation for services	2,788,301	–
Changes in operating assets and liabilities:
Other assets	29	–
Other receivable	(200)	–
Prepaid expenses	–	–
Inventory	(89)	–
Accounts payable	(18,856)	29,127
Accrued liabilities	(4,506)	3,199
Net cash provided by (used in) operating activities	(69,079)	(306,193)

Cash flows from investing activities:
Purchase of fixed assets	–	(6,757)
Net cash provided by (used in) financing activities	–	(6,757)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	(6,000)	(1,110)
Proceeds from notes payable, net	12,171	–
Proceeds from the sale of convertible notes	–	388,549
Proceeds from the sale of preferred stock	136,070	–
Net cash provided by (used in) financing activities	142,241	387,439

Impact of foreign exchange	(165)	–
Net increase (decrease) in cash and cash equivalents	73,162	74,489
Cash and cash equivalents at beginning of period	26,841	22,877
Cash and cash equivalents at end of period	$99,838	$97,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2020, and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

As of September 30, 2020, and December 31, 2019, the Company had $99,838 and $26,841 in cash on hand, respectively, and for the nine-month periods ended September 30, 2020, and 2019, the Company generated revenues of $454,998 and $371,835 and had losses of $3,358,312 and $487,404, respectively. As of September 30, 2020, the Company had a working capital deficiency of $78,843 and a stockholders deficiency of $78,078. The Company received a non-refundable fee of $291,585 USD (400,000 CAD) in connection with a multi-unit development agreement entered into in June 2020. Management believes that with the receipt of these funds, the Company can continue operations for the next 12 months.

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

All of the Company’s four corporate-owned restaurants which are located in Fort Lauderdale, Florida, Bari, Italy, and within the Wyndham Palm Aire and the Wyndham Sea Gardens Hotels and Resorts in Pompano Beach, Florida, have all fully re-opened subject to recommended social distancing guidelines. The Company’s hotel locations were closed longer than other sites due to CDC recommendations.  The Company’s flagship Fort Lauderdale restaurant re-opened on May 1, 2020, its Bari, Italy location re-opened on June 20, 2020, The Wyndham Palm Aire location re-opened on July 11, 2020 and the Wyndham Sea Gardens location re-opened on July 22, 2020.

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

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). For the nine months ended September 30, 2020, and September 30, 2019, the consolidated financial statements were not materially impacted as a result of the application of Topic 606.

Inventory

The inventory is comprised of alcoholic beverages at the Company’s new Bari location in Italy which opened in 2019. Our US locations do not have liquor licenses. The balance of inventory at September 30, 2020 and 2018 was $2,076 and $1,987, respectively.

Value Added Tax

The Value Added Tax (“VAT”) is a broadly-based consumption tax which is assessed to the value that is added to goods and services. VAT applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT ranges between 4% and 10% for food products and alcohol. As of September 30, 2020 and September 30, 2019, the Company had a VAT net receivable of $4,642 and $4,442, respectively, which was classified as “Other Receivables” on its balance sheet.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of the Company’s consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary is consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2020, and December 31, 2019, the Company’s cash equivalents totaled $99,838 and $26,841, respectively.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This Section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  During the nine months ended September 30, 2020, and September 30, 2019, stock-based compensation was $2,738,420 and $-0-, respectively.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2020, and December 31, 2019, the Company had $99,838 and $26,841 in cash on hand, respectively, and for the nine-month periods ended September 30, 2020, and 2019, the Company generated revenues of $454,998 and $371,835 and had losses of $3,358,312 and $487,404, respectively. As of September 30, 2020, the Company had a working capital deficiency of $78,843 and a stockholders deficiency of $78,078. During the three months ended June 30, 2020, the Company entered into a multi-unit development agreement pursuant to which, among other things, the Company granted development rights to open and operate up to 100 Kisses From Italy Italian restaurants in Canada using the Company’s proprietary recipes, formulae, techniques, trade dress, trademarks and logos (each a “Restaurant”) at locations approved by the Company. Under the terms of the Agreement The Company received a non-refundable fee of $291,585 USD (400,000 CAD) in connection with a multi-unit development agreement entered into in June 2020. Management believes that with the receipt of these funds, the Company can continue operations for the next 12 months.

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

NOTE 4 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment at September 30, 2020, and December 31, 2019:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$65,371	(54,798)	10,573	$64,781	$(45,587)	$19,194
Leasehold improvements	175,514	(165,785)	9,729	175,916	(135,996)	39,920
Total fixed assets	$240,885	(220,583)	20,302	$240,697	$(181,583)	$59,114

For the nine-month periods ended September 30, 2020, and 2019, the Company recorded depreciation and amortization of $38,977 and $32,241, respectively.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities at September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Sales tax payable	$1,225	$7,630
Accrued interest payable	1,823	2,940
Payroll tax liabilities	135,722	132,706
Total accrued liabilities	$138,770	$143,276

The Company is in arrears on its payroll tax payments as of September 30, 2020. Included in the “payroll tax liabilities” as of September 30, 2020, is approximately $42,908 in interest and penalties.

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

As of September 30, 2020, and December 31, 2019, loan payable balances were $0 and $6,000, respectively. Currently, the Company has no lines of credit outstanding and there can be no assurances that previous lenders will extend new lines of credit to the Company.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2020, and December 31, 2019, the outstanding principal balance of the Company’s 8% unsecured convertible notes was $10,000 and $10,000, respectively. These notes are convertible into the Company’s common stock at a conversion price of $.0667 per share.

NOTE 8 – PROMISSORY NOTES

During the three months ended June 30, 2020, the Company issued three unsecured promissory notes in the aggregate principal amount of $47,171. The notes mature in three years and have an 8% interest rate. During the three months ended September 30, 2020 one of the notes for $35,000 was paid off. As of September 30, 2020 and September 30, 2019, the outstanding principal balance of these notes were $12,171 and $-0-, respectively.

NOTE 9 – STOCKHOLDERS EQUITY

Common Stock

On September 30, 2020, and December 31, 2019, there were 152,112,335 and 126,550,335 shares of common stock issued and outstanding, respectively, par value $0.001 per share.

In May 2018, the Company’s Board of Directors and shareholders approved an amendment to the Company’s Articles of Incorporation, increasing the number of authorized common stock to 200,000,000, par value $0.001 per share.

Common Stock Issued in Private Placements

During the nine months ended September 30, 2020, and 2019, the Company did not accept any subscription agreements to purchase its common stock.

Common Stock Issued in Exchange for Services

During the nine months ended September 30, 2020, the Company issued 22,871,000 shares of common stock for services that were valued at $2,788,301. During the nine months ended September 30, 2019, the Company did not issue any shares of its common stock for services.

Common Stock Issued Upon the Conversion of Series C Preferred to Common Stock

During the nine months ended September 30, 2020, holders of an aggregate of 125,990 shares of Series C Stock converted their shares into an aggregate of 2,690,000 shares of common stock. There were no conversions during the nine month period ended September 30, 2019.

Preferred Stock

On December 19, 2019, the Company filed a Certificate of Designation with the State of Florida designating 1,500,000 shares of the Company’s preferred stock as Series A Preferred Stock (“Series A Stock”), 5,000,000 shares as Series B Preferred Stock (“Series B Stock”) and 1,000,000 shares as Series C Preferred Stock (“Series C Stock”), par value $0.001 per share.

Series A Stock

The Series A Stock is not convertible. Each share of Series A Stock entitles the holder to three hundred votes for each share of Series A Stock. Any amendment to the Certificate of Designation requires the consent of the holders of at least two-thirds of the shares of Series A Stock then outstanding. The holders of Series A Stock are not entitled to dividends until and unless determined by the Board of Directors.

No distribution will be made to holders of shares of capital stock ranking junior to the Series A Stock upon liquidation, dissolution or winding-up of the Company. The Series A Stock ranks pari passu with the Series C Stock.

There were no shares of Series A Stock outstanding as of September 30, 2020, and December 31, 2019.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the purchase price of the shares. The Board may establish a minimum conversion price (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock are not be entitled to voting rights except as otherwise required by law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

There were no shares of Series B Stock outstanding as of September 30, 2020, and December 31, 2019.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on three times the purchase price of the shares. The Board has established a minimum price for the price paid of $0.10 per share. The holders of the Series C Stock are not be entitled to voting rights except as otherwise required by law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

There were 59,610 shares and 50,000 shares of Series C Stock, which were purchased at $1.00 per share, outstanding as of September 30, 2020, and December 31, 2019, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, and December 31, 2019, the Company had four operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet for $3,273.00 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months, and then was reduced to $3,274 per month. The lease ends on December 9, 2020. The lease has an optional automatic renewal provision.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933.00 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy – Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet for $578.06 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year optional automatic renewal provision for this lease.

•	Kisses From Italy – based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a six year lease which ends on May 5, 2024 and has an optional automatic renewal provision for six years.

The Company also rents furnished office space on a month to month basis in Miami, Florida for $223 per month which serves as its principal executive offices. The Company will remain responsible for rent payments for its restaurant space even if its restaurants are required to close or are permitted to open at limited occupancy, due to the continuing Covid-19 outbreak.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2020 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Overview

We were incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned restaurant in Fort Lauderdale, Florida in May 2015. By April 2016, we opened three additional restaurants located in various Wyndham Hotel properties in the Pompano Beach, Florida area. In September 2017, Hurricane Irma caused significant damage to the area which resulted in Wyndham halting operations at its hotel properties for repairs and renovations and the closure of our Wyndham hotel locations. The Hurricane also impacted travel to Florida during this time. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. We also elected not to reopen our fourth location, as the damages were too excessive. If we can raise additional capital, of which there is no assurance, we intend to own and operate up to 10 restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

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

The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating in December 2020.

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

As a result of Covid-19, our two restaurants located in Florida in the Wyndham hotels closed on March 17, 2020 and re-opened on July 11, 2020 and July 22, 2020 for the Wyndham Palm Aire and the Wyndham Sea Gardens, respectively. Our Fort Lauderdale location closed on April 1, 2020 and re-opened on May 1, 2020. The only restrictions currently imposed on our business are recommended social distancing guidelines along with the requirements that our employees wear masks. Our restaurant in Bari, Italy closed on March 1, 2020, and re-opened on July 1, 2020 and. may be subject to future closure due to Covid-19. As a result of these closures, revenue from our restaurants were severely impacted during the three months ended September 30, 2020.

Going forward there can be no assurance that our restaurants will be allowed to remain open or if open, at full capacity, or that we can achieve historic sales levels in the near future.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2020, and 2019

Revenue and Cost of Sales

During the three months ended September 30, 2020, our revenues from food sales at our restaurants were $44,331 compared to $93,834 for the three months ended September 30, 2019, representing a decrease of $49,503. We believe the decrease in revenue is attributable to the Covid-19 mandated capacity restrictions of all of our locations, as well as the general public reluctance to dine out due to the threat of contracting Covid 19.

Cost of goods sold during the three months ended September 30, 2020, was $29,164 compared to $39,659 during the three months ended September 30, 2019. This decrease in cost of sales is attributable to lower sales volumes.

Operating expenses

Operating expense increased to $941,550 during the three months ended September 30, 2020, compared to $180,887 during the three months ended September 30, 2019. The increase is primarily attributable to $720,000 in non-cash, stock-based compensation expense in the three months ended September 30, 2020, compared to no stock-based compensation in the three months ended September 30, 2019. The stock-based compensation during the three months ended September 30, 2020 was comprised primarily of $720,000 in stock-based compensation to Company officers. Excluding $720,000 in stock-based compensation to officers and $50,000 in legal fees paid for with common stock,, operating expenses in the three months ended September 30, 2020 were $170,854 compared to $180,887 in the three months ended September 30, 2019. This decrease is attributable to payroll expense reductions due to fewer personnel required at Company locations due to the impact of Covid-19 on sales levels, offset by increases in rent, legal fees and general and administrative expenses.

Other income and expense

Other expense was $34,943 during the three months ended September 30, 2020, compared to $88,988 during the three months ended September 30, 2019. The decrease in other expenses is attributable to the Company’s financing from convertible notes in the three months ended September 30, 2019 with higher beneficial conversion features, compared to lower beneficial conversion features as a result of the issuance of Series C preferred stock in the three months ended September 30, 2020. Both beneficial conversion features were charged to interest expense during the three months ended September 30, 2020 and September 30, 2019, respectively.

Net Loss

During the three months ended September 30, 2020, we incurred a net loss of $960,630 and a net loss of $6,365 attributable to non-controlling interests, compared to a net loss of $215,700 and a $3,168 net loss attributable to non-controlling interests for the three months ended September 30, 2019. The significant increase in the net loss during the three months ended September 30, 2020 is attributable to a lower gross margin of $39,008 due to reduced sales levels, an increase in operating expenses of $759,967, partially offset by a reduction in interest expense of $54,045.

Comparison of Results of Operations for the nine months ended September 30, 2020, and 2019

Revenue and Cost of Sales

During the nine months ended September 30, 2020, our revenues from food sales at our restaurants were $163,413 compared to $371,835 for the nine months ended September 30, 2019, representing a decrease of $208,422. We believe the decrease in revenue is attributable to the Covid-19 mandated shutdowns for three months as well as capacity restrictions of all of our locations.

As discussed above in Recent Developments, we entered into a Development Agreement in which we received a fee of 400,000 CAD, or $291,585. This fee falls under the guidelines of ASC 606 which states that the entire amount of revenue can be recognized because we have no future performance obligations associated with the Agreement, and the fee is non-refundable. As a result, we recorded the entire amount as revenue during the nine months ended September 30, 2020. Franchise sales for the nine months ended September 30, 2020 were $291,585 compared to no franchise sales during the nine months ended September 30, 2019.

Cost of goods sold during the nine months ended September 30, 2020, was $80,649 compared to $166,953 during the nine months ended September 30, 2019. This decrease is attributable to lower sales volumes due to the impact of Covid-19.

Operating expenses

Operating expense increased to $3,241,362 during the nine months ended September 30, 2020, compared to $542,715 during the nine months ended September 30, 2019. The increase is primarily attributable to 2,788,301 in stock-based compensation expense in the nine months ended September 30, 2020, compared to no stock-based compensation in the nine months ended September 30, 2019. The stock-based compensation during the nine months ended September 30, 2020 was comprised primarily of $480,000 related to compensation under investor relations agreements, $1,425,000 related to the Advisory Agreement, $720,000 in stock-based compensation to executive officers and $50,000 for legal expenses. Excluding the stock-based compensation, operating expenses were $453,061 for the nine months ended September 30, 2020 compared to $542,715 for the nine months ended September 30, 2019, representing a decrease of $89,654. This decrease is primarily attributable to a reduction in payroll expenses of $114,613 due to the impact of Covid-19 on sales levels.

Other income and expense

Other expense was $497,367 during the nine months ended September 30, 2020, compared to $162,673 during the nine months ended September 30, 2019. The significant increase in other expenses is attributable to increased interest expense due to the issuance of Series C preferred stock with a beneficial conversion features of $106,300 that was charged to interest expense during the nine months ended September 30, 2020.

Net Loss

During the nine months ended September 30, 2020, we incurred a net loss of $3,364,380 and a net loss of $6,068 attributable to non-controlling interests, compared to a net loss of $500,146 and a net loss of $12,742 attributable to non-controlling interests for the nine months ended September 30, 2019. The significant increase in the net loss during the nine months ended September 30, 2020 is primarily attributable to an increase in operating expenses of $2,698,647 an increase in interest expense of $334,694, offset by an increase of $169,107 in gross profit margin.

Liquidity and Capital Resources

On September 30, 2020, we had $99,838 in cash and cash equivalents.

Net cash used in operating activities was $69,079 during the nine months ended September 30, 2020, compared to net cash used of $306,193 during the nine months ended September 30, 2019. The decrease in net cash used in operating activities is primarily attributable to our receipt of $291,585 in franchise fees during the nine months ended September 30, 2020.

There was no cash used in investing activities during the nine months ended September 30, 2020, compared to net cash of $6,757 used in investing activities during the nine months ended September 30, 2019, in which we purchased $6,757 worth of equipment for the Bari location in Italy.

Net cash provided by financing activities was $142,241 for the nine months ended September 30, 2020, compared to $387,439 during the nine months ended September 30, 2019. The decrease in net cash provided by financing activities is primarily attributable to the sale of Series C preferred stock of $136,070 and the issuance of $12,171 in promissory notes, net of repayment in the nine months ended September 30, 2020, compared to proceeds of $388,549 from the sale of convertible notes in the nine months ended September 30, 2020.

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

There can be no assurances that additional financing, either through equity or debt, will be available on a timely basis, on favorable terms or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide additional financing. Our inability to obtain additional financing may have a significant negative impact on our continued development and results of our operations.

Covid-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Going Concern

Our consolidated financial statements were prepared assuming that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019, includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. Also, if the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern, These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported by the Company.

On July 13, 2020, the Company issued an aggregate of 7,200,000 shares to executive officers of the Company as compensation for their services.

On July 22, 2020, the Company issued 500,000 shares of its common stock as payment for legal fees.

On August 21, 2020, the Company sold 14,563 shares of its Series C preferred stock to an accredited investor in a private offering for $14,563,

On September 25, 2020, the Company sold 15,327 shares of its Series C preferred stock to an accredited investor in a private offering for $15,327.

On September 25, 2020, the Company sold 7,000 shares of its Series C preferred stock to an accredited investor in a private offering for $7,000.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.9	Investor Relations Consulting Agreement with HIR Holdings,LLC
10.10	Corporate Communication Consulting Agreement with Impact IR Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2020.

KISSES FROM ITALY INC.

By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

