Form 10-K
period 2020-12-31
Kisses From Italy Inc.
filed 2021-04-15
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020, was $3,521,612.

As of April 12, 2021 the Registrant had 157,782,335 shares of Common Stock issued and outstanding.

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

All forward-looking statements speak only as of the date of this Report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements or other information contained herein. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure you that these plans, intentions, or expectations will be achieved.

ii

PART I

ITEM 1.    BUSINESS

Overview

Kisses From Italy, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “Kisses”) was incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business. We commenced operations by opening our initial corporately owned restaurant in Fort Lauderdale, Florida in May 2015. By April 2016, we opened three additional restaurants located in various Wyndham Hotel properties in the Pompano Beach, Florida area. In September 2017, Hurricane Irma caused significant damage to the area which resulted in Wyndham halting operations at its hotel properties for repairs and renovations and the closure of our Wyndham hotel locations. The Hurricane also impacted travel to Florida during this time. While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. We also elected not to reopen our fourth location, as the damages were too excessive. If we can raise additional capital, of which there is no assurance, we intend to own and operate up to 10 restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland, which licenses we hope to obtain if sufficient demand exists in the future. In September 2017, we completed the sales of two franchise locations in Florida. We anticipate commencement of the building and development of these locations by mid-2021.

On October 24, 2019, we opened our first restaurant in Italy, at Strada Provinciale 70 #100, Via Vittorio Veneto 100 Ceglie del Campo, Bari, Italia which we intend to also use as a training facility for franchises in Europe. The Bari location was closed in the fourth quarter of 2020 and currently remains closed as of the date of this Report due to Covid-19.

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

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating in by the end by June 30, 2021.

In June of 2020, the Company entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management, Inc. to open and operate up to 100 restaurants in Canada.

In September of 2020, we decided to enter retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Kisses From Italy branded products were in 20 stores across Ontario and Quebec in Canada by March 31, 2021.

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

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. The onset of Covid-19 had a material adverse impact on our operations in 2020.

OUR STRATEGY

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

We also offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. Our breakfast menu is served all day We also have a full coffee and tea favorites, including espresso, cappuccino, and other coffee drinks, soft drinks, bottled water, and juices, as well as various flavors of granite (ices).

We also offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. We will provide an egg sandwich for breakfast only.

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

We also offer desserts including a Nutella sandwich, a variety of fresh Danish, cannoli, Italian biscotti, sfogliatelle or a corneti, ranging in price from $1.50 to $2.50. Our breakfast menu is served all day We also have a full coffee and tea favorites, including espresso, cappuccino, and other coffee drinks, soft drinks, bottled water, and juices, as well as various flavors of granite (ices).

We have continued our discussions with Wyndham, as well as other similar companies, and believe that our continued expansion of our restaurant concept will be enhanced as a result of our developing a more extensive relationship with Wyndham or another similar company. There are no assurances this will occur.

Our flagship location, at 3146 NE 9TH in Fort Lauderdale, suffered the greatest impact from the Hurricane Irma in 2017 of all of our locations. The commercial building where our restaurant was located sustained severe damage. We have remained the sole tenant on the property since September 2017. Property repair from the Hurricane did not commence until the second half of 2018.This has greatly reduced the foot traffic to the surrounding area thereby affecting our exposure to any potential walk-by customers. As repairs to the building finally commenced in mid-2018, we were asked by the building landlord to close for the entire month of July 2018. We complied and received a rent abatement for a period of four months. The impact from these on-going repairs continued well in 2019 with no clear of estimated time as to when the repairs will be completed. While no assurances can be provided we are confident that once the repairs are complete the area will return to its once sought out status.

Each location is managed by one senior employee/manager and individually assessed based on foot traffic, seasonality, and other demographic factors. We abide by the standards and rules set forth by the State of Florida Department of Health. Michele Di Turi, our CEO has the Certified Food Manager accreditation and have the proper authority to provide necessary food safety courses.

Restaurant Franchising

In addition to opening our company-owned restaurants, we are engaged in franchising of our restaurant concept so that we can build market share and brand awareness. In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. On June 23, 2017 we completed the sale of our initial two Florida franchises at a price of $15,000 per location. These locations are set to be developed at a later date. We anticipate commencement of the building and development by the end of 2021.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating in the second quarter of 2021.

In June of 2020, the Company entered into the Development Agreement pursuant to which it granted development rights to Demasar to open and operate up to 100 restaurants in Canada. Demasar will be taking the lead for franchise expansion and assisting in the Canadian brand building for the Kisses From Italy brand.

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

Franchisees will be required to purchase approximately 90% to 95% of their supplies and food inventory either directly from us, or from approved suppliers. We attempt to negotiate system-wide volume discounts and/or rebates for our franchisees from approved suppliers and if successful, pass such discounts and/or rebates on to franchisees based on the volume of their purchases from the suppliers providing the discounts.

Our franchise agreement with franchisees also requires our franchisee to pay royalties of 9% of gross sales, which are defined to be total actual charges for all products (food and non-food) and services, such as catering and delivery, sold to customers, exclusive of taxes, every week. We retain 6% of this royalty and the remaining 3% goes towards a marketing fund. The marketing fund is broken down in two parts, 2% for local marketing and 1% for national marketing. We anticipate that until national coverage is warranted, local and/or regional marketing campaigns will be implemented.

We also require that our franchisee enter into a collateral assignment and assumption of lease through which we are granted a security interest in all of the furniture, removable trade fixtures, inventory, licenses, and supplies located in the restaurant as collateral for (1) the payment of any obligation owed to us, (2) any default or breach under the terms of the lease, and (3) any default or breach of any of the terms and provisions of the franchise agreement. In the event of a breach of or default under the lease or payment by a franchisee as a result of a breach or default, we may be entitled to possession of the restaurant and all of our rights, title, and interest in and to the lease. We also enter into a conditional assignment of telephone numbers and listings that assigns us telephone numbers and directory listings upon termination or expiration of a franchise relationship.

The initial term of a franchise agreement is ten years, with a renewal provision of between 2-5 years on the terms and conditions of the franchise agreement so long as there has been substantial compliance with the franchise agreement and pay a to-be-determined fee for each renewal.

Franchisees are also required to replace any franchise that terminates or expires or any restaurant that closes within the territory if necessary, to maintain the number of our named restaurants required in the development schedule. If a franchisee fails to meet the development schedule, we have the right to terminate the franchise agreement or adjust that territory to eliminate any state in the territory where they have not achieved the minimum number of restaurants required for that state.

We are required to perform the following services:

•	Solicitation of new franchise owners - Actively and continuously market and promote through advertising and solicit prospective franchise owners in their territory according to an annual plan and budget that a franchisee develops and submits for our approval.

•	Site selection, leasing, and build-out - Consult and advise franchise owners with site selection and lease negotiation of the restaurants. Develop and maintain relationships with landlords for purposes of obtaining sites for restaurants and coordinating efforts with franchise owners to lease such sites. Develop relationships with landlords, contractors, equipment suppliers, and service providers in the territory and assist in the supervision of the build-out for the restaurants in our territory.

•	Training - Provide all initial training to the franchise owners, as well as supplemental and refresher training at our training restaurant. Schedule and coordinate all training of all franchise owners with our required mode of operations.

•	Opening assistance - Provide grand opening support, including coordinating marketing with local television, radio, newspapers, and trade publications. Provide franchise owners with supervisory assistance and guidance in connection with the opening and initial operations of their restaurants. Provide pre-opening and post-opening assistance for each new restaurant.

•	Monitoring, audit, and inspection - Be responsible for at least monthly monitoring of the operation of their restaurants, including monitoring and reporting of the sales volume and other data as determined from time to time. Monitor and communicate to our franchisee the marketing efforts of our restaurants. Conduct or assist franchisees with inspecting or auditing restaurants and their owners, with visits no less than monthly and in-depth reports at least quarterly.

•	Vendors and suppliers - Notify vendors and, if necessary, locate new vendors for the franchises and coordinate distribution and purchasing programs. Assist franchisees in developing programs for suppliers and distributors of approved products. Maintain positive relationships and evaluate additional incentive programs and marketing programs from approved and preferred suppliers, vendors, and other designated parties.

•	Continuing assistance to franchise owners - Provide continuing operating assistance and assist in facilitating transfers and renewals of franchises. Assist franchise owners during transfers of their franchises or restaurants.

We also require our franchisees to maintain certain staffing levels. For the first development year, we require each location to have 2 corporate employees, increasing to 3 in the fifth development year.

If a franchisee fails to perform services and we need to assume such tasks, we require that they pay us an amount equal to 125% of the expenditures incurred by us. and we have the right to terminate the agreement after notice of a 30-day cure period.

Each franchisee must refer all inquiries for franchises in their territory to us. Under the terms of an Area Representative Agreement, we have the sole right to grant franchises in all our unsold territories, terminate a franchise agreement, and approve site selections, leases, and other franchise real estate transactions.

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises is to contact individuals or entities that have previously developed franchises in other concepts. This strategy allows us to find people with the proper knowledge, experience, and financial resources to develop a successful franchise operation in a timely fashion.

We seek individuals or groups with the skills and financial strength to operate multi-unit franchise organizations within specific geographic territories.  We anticipate that a franchise territory will consist of areas that are either cities or counties depending on population. We seek to identify people with considerable experience in the management of food service venues who also have sufficient start-up capital to open several of our restaurants. We have entered into discussions with several possible franchise owners, however. we currently have no franchise agreements.

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

As we open restaurants in new markets we plan to duplicate the advertising effort we employed in Fort Lauderdale and to spend initially approximately 2% to 3% of monthly revenue for local advertising on a per company-owned restaurant basis. Since we plan to build multiple restaurants simultaneously within a specific geographic region, we believe our advertising cost as a percentage of revenue will decrease as we increase the number of restaurants within a region. There are no assurances we will successfully open multiple restaurants in the future.

Employees

We currently employ 8 full-time persons, plus our officers. We do not have any part-time employees. Employees include 4 chefs, 3 baristas and an inventory manager. Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent in most cases. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the local sales side. We believe there are numerous quality people to choose from throughout our area of targeted expansion.

As we grow we anticipate we will require a franchise director and a Chief Financial Officer/Controller, as well as various administrative support personnel.

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

The restaurant industry is often affected by changes in consumer tastes; national, regional, or local economic conditions; currency fluctuations; demographic trends; traffic patterns; the type, number, and location of competing food retailers and products; and disposable purchasing power. Our restaurant concept is expected to compete with international, national, and regional restaurant chains as well as locally-owned restaurants. We will compete not only for customers, but also for management and hourly personnel, suitable real estate sites, and qualified franchisees.

We believe that each of the following restaurants may provide competition to our proposed restaurants because they all are franchise operations that sell sandwiches and coffee:

•	Jimmy John’s

•	Subway

•	Chipotle Mexican Grill

•	Miami Subs Grill

•	Starbucks

Of the above-listed restaurants, all are larger and have significantly greater financial resources than we currently have available.

Government Regulations

We are subject to various federal, state, and local laws affecting our business. Our restaurants must comply with licensing and regulation by a number of governmental authorities, which include health, sanitation, safety, and fire agencies in the state or municipality in which the restaurant is located. In addition, we must comply with various state laws that regulate the franchisor/franchisee relationship.

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

Trademarks and Patents

We have applied for and received a registered trademark of our logo in Italy, No. 0001 528191. This trademark expires in September 2029. We have also obtained the registered trademark of our logo in the United States (the United States Patent and Trademark Office) Serial No. 87138230. This trademark expires in August 2026. Both trademarks are subject to automatic renewal if the Company pays the renewal fees.

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

As of December 31, 2020 and 2019, the Company had four operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018 the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. This amount for the months of September and August 2018 ($5,000) has been recorded as “rent expense” on the Company’s financial statement The lease ends on June 30, 2021.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $4,051.83 per month. The lease ends on May 1, 2021. The Company has a one-year automatic renewal provision for this lease.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $595.40 per month. The lease ends on August 1, 2021. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

•	Italian location - Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia -The Lease was signed for a six year term in June 2019, at a rate of approximately $1,570 per month.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB over-the-counter market under the symbol “KITL.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On April 12, 2021 the closing price on the OTCQB of our common stock was $0.165.

Holders

As of April 12, 2021, we had 107 holders of record of our common stock.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

In May of 2019, we began the initial steps of developing our first European restaurant location, which is located at Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia. Our European location began its operation on October 24, 2019. Our European location will also act as our distribution center for European products destined for our current locations and future corporate-owned and franchised locations. The Bari location was closed in the fourth quarter of 2021 and currently remains closed as of the date of this Report due to Covid-19.

In January of 2020, Kisses From Italy signed its first Franchise Agreement for the state of California. Due to the onset of COVID the opening was delayed and is set to op in the second quarter of 2021.

In June of 2020, the Company signed a Multi-Unit Development deal for 100 locations in Canada with Demasar Management, who will be taking the lead for franchise expansion and assisting in the Canadian brand building for the Kisses From Italy brand.

In September of 2020, we decided to enter retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy Branded products were in nine retail stores by the end of 2020. At the end of Q1 2021 Kisses From Italy branded products are in over 20 stores across Ontario and Quebec in Canada.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2020, and 2019

Revenue and Cost of Sales

Total revenues for the year ended December 31, 2020 was $514,038 compared to $461,298 during the same period ended December 31, 2019. The 2020 revenues are comprised of 222,453 in food sales and $291,585 in franchise sales. 2019 revenues are comprised of $461,298 in food sales and zero in franchise sales.

During the year ended December 31, 2020, our revenues from food sales at our restaurants were $222,453 compared to $461,298 for the year ended December 31, 2019, representing a decrease of $238,845. We believe the decrease in revenue is attributable to the Covid-19 mandated shutdowns at various times during 2020 as well as Covid mandated capacity restrictions of all of our locations.

During 2020, we entered into a Development Agreement in which we received a fee of 400,000 CAD, or $291,585. This fee falls under the guidelines of ASC 606 which states that the entire amount of revenue can be recognized because we have no future performance obligations associated with the Agreement, and the fee is non-refundable. As a result, we recorded the entire amount as revenue during the year ended December 31, 2020. Franchise sales for the year ended December 31, 2020 were $291,585 compared to no franchise sales during the year ended December 31, 2019.

During the fourth quarter of 2020 we began offering our branded products to retail locations in Canada. For the year ended December 31, 2020 we generated $5,761 in revenues compared to $-0- in the prior period. Currently these retail sales for 2021 are trending 25-30% higher than the fourth quarter of 2020. These revenues were included in food sales on our Statements of Operations for the period ended December 31, 2020.

Cost of goods sold during the year ended December 31, 2020, was $114,101 compared to $214,357 during the year ended December 31, 2019. This decrease is attributable to lower sales volumes due to the impact of Covid-19.

Operating expenses

Operating expense increased to $3,640,846 during the year ended December 31, 2020, compared to $3,011,531 during the year ended December 31, 2019. The increase is primarily attributable to 3,028,201 in stock-based compensation expense in the year ended December 31, 2020, compared to stock-based compensation of 2,309,797 in the year ended December 31, 2019. Excluding the stock-based compensation, operating expenses were $612,645 for the year ended December 31, 2020 compared to $701,734 or the year ended December 31, 2019, representing a decrease of $89,089. This decrease is primarily attributable to a reduction in payroll expenses of $111,699 due to the impact of Covid-19 on sales levels.

Due to the impact of Covid-19 the Company has begun a process to reduce its store operating expenses. There can be no assurance the Company will be successful in doing so.

Other income and expense

Other expense was $497,367 during the year ended December 31, 2020, compared to $339,362 during the year ended December 31, 2019. The increase in other expenses is attributable to increased interest expense due to the issuance of Series C preferred stock with a beneficial conversion features that was charged to interest expense during the year ended December 31, 2020.

Net Loss

During the year ended December 31, 2020, we incurred a net loss of $3,738,522 and a net loss of $29,120 attributable to non-controlling interests, compared to a net loss of $3,103,952 and a net loss of $21,092 attributable to non-controlling interests for the year ended December 31, 2019. The increase in the net loss during the year ended December 31, 2020 is primarily attributable to an increase in operating expenses of $629,315 and an increase in interest expense of $158,251 offset by an increase of $152,996 in gross profit margin.

Liquidity and Capital Resources

On December 31, 2020, we had $37,336 in cash.

Net cash used in operating activities was $169,984 during the year ended December 31, 2020, compared to $422,871 during the year ended December 31, 2019. This decrease in the cash used in the year ended December 31, 2020, was primarily due to a decreased loss in the year ended December 31, 2020, net of stock based compensation.

Cash flows used in investing activities were $1,136 for the purchase of equipment in the year ended December 31, 2020 compared to cash used in operating activities of $12,069 during the same period in 2019 for the purchase of equipment for the Bari, Italy restaurant.

Cash flows provided by financing activities was $181,761 for the year ended December 31, 2020 compared to cash provided in financing activities of $438,904 for the year ended December 31, 2019. The decrease is primarily attributable to proceeds from convertible notes we received in the year ended December 31, 2019 of $388,547 compared to no proceeds in the year ended December 31, 2020 offset by proceeds from the sale of preferred stock in the year ended December 31, 2020 of $155,600 compared to no proceeds in the year ended December 31, 2019.

GOING CONCERN

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

Historically we have raised cash from the proceeds from the private placement of our shares, and through the sale of convertible debentures. We have no agreement with any investment banking or other financing source to provide us with funding. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide us this additional financing and there can be no assurances that we will obtain this financing, either debt or equity or both, on favorable terms, or at all. Our inability to receive financing will have a significant negative impact on our continued development and results of our operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2020.

Critical Accounting Policies and Estimates

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards (ASC 842) for certain companies. Since we are classified as a “emerging growth company” and we have a calendar-year end we are eligible for deferring the adoption of ASC 842 to December 15, 2021.

ASC 842 will be effective for us beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

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

On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards (ASC 842) for certain companies. Since we are classified as a “emerging growth company” and we have a calendar-year end we are eligible for deferring the adoption of ASC 842 to December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kisses From Italy, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 15, 2021

Kisses From Italy Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$37,336	$26,841
Accounts receivable	5,761	–
Other receivable	4,839	4,442
Inventory	4,051	1,987
Total current assets	51,987	33,270
Property and equipment, net	8,480	59,114
Other Assets	2,635	2,664
Total assets	$63,102	$95,048

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,762	$65,486
Accrued liabilities	148,519	143,276
Loans payable	–	6,000
Total current liabilities	213,281	214,762
Notes payable	12,171
Convertible Notes	10,000	10,000
Total liabilities	235,452	224,762

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 59,610 shares and 50,000 shares issued and outstanding as of December 31, 2020 and December 31 2019, respectively	80	50
Common stock, $0.001 par value, 200,000,000 shares authorized; 154,832,335 and 126,550,335 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	154,832	126,550
Additional paid-in capital	8,612,683	4,945,109
Retained earnings deficit	(8,916,893)	(5,207,491)
Total Kisses From Italy Stockholders' Equity (Deficit)	(149,298)	(135,782)
Non-controlling interest	(23,052)	6,068
Total stockholders' equity	(172,350)	(129,714)
Total liabilities and equity	$63,102	$95,048

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019

Food sales	$222,453	$461,298
Franchise sales	291,585	–
Total Revenue	514,038	461,298
Cost of goods sold	114,101	214,357
Gross margin	399,937	246,941
Operating expenses:
Depreciation and amortization	51,970	43,303
Executive compensation	17,631	48,633
Stock based compensation -related party	720,000	1,937,042
Stock based compensation	2,258,201	372,755
Payroll and other expenses	123,079	234,778
Rent	125,644	121,881
Consulting and professional fees	189,826	102,832
General and administrative	154,495	150,307
Total operating expenses	3,640,846	3,011,531
Income (loss) from operations	(3,240,909)	(2,764,590)
Other income (expense)
Interest income (expense), net	(497,613)	(339,362)
Total other income (expense)	(497,613)	(339,362)
Income (loss) before income taxes	(3,738,522)	(3,103,952)
Provision for income taxes (benefit)	–	–
Net loss	(3,738,522)	(3,103,952)
Less: net gain(loss) attributable to non-controlling interests	(29,120)	(21,092)
Net loss attributable to Kisses From Italy, Inc.	$(3,709,402)	$(3,082,860)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	140,515,422	92,838,606

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

December 31, 2020 and December 31, 2019

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
December 31, 2018	–	$–	–	$–	–	$–	81,780,170	$81,780	$1,638,253	$27,160	$(2,124,631)	$(377,438)

Net income (loss)											(3,082,860)	(3,082,860)

Non-controlling interest, net income (loss)										(21,092)		(21,092)

Issuance of Series C Preferred Stock					50,000	50			224,950			225,000

Beneficial conversion feature of convertible notes									55,669			55,669

Issuance of shares to management and consultants							34,476,080	34,476	2,275,421			2,309,897

Retirement of convertible debt and accrued interest with common stock								10,294	750,816			761,110
December 31, 2019	–	$–	–	$–	50,000	$50	34,476,080	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity (continued)

December 31, 2020 and December 31, 2019

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2019	–	$–	–	$–	50,000	$50	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)											(3,709,402)	(3,709,402)

Non-controlling interest, net income (loss)										(29,120)		(29,120)

Issuance of Series C Preferred stock					155,600	156			155,691			155,847

Conversion of Series C Preferred Stock to common stock					(125,990)	(126)	2,690,000	2,690	(2,361)			203

Beneficial conversion feature of Series C Preferred stock									491,645			491,645

Issuance of common stock in a private placement							200,000	200	19,790			19,990

Stock issued for services							25,391,800	25,392	3,002,809			3,028,201

Balance, December 31, 2020	–	$–	–	$–	79,610	$80	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019

Cash flows from operating activities of continuing operations:	$(3,709,402)	$(3,082,860)
Net income	(29,120)	(21,092)
Net income loss attributable to non-controlling interest
Common stock issued for services
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	51,970	43,303
Amortization of debt discount	491,645	160,583
Stock-based compensation for services	3,028,201	2,309,897
Interest expense on preferred stock issuance	–	175,000
Changes in operating assets and liabilities:
Other assets	29	(1,572)
Account receivable	(5,761)
Other receivable	(2,064)	(4,442)
Inventory	–	(1,987)
Accounts payable	(724)	15,112
Accrued liabilities	5,243	(14,813)
Net cash provided by (used in) operating activities	(169,984)	(422,871)

Cash flows from investing activities:
Purchase of fixed assets	–	(12,069)
Net cash provided by (used in) financing activities	–	(12,069)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	(6,000)	357
Proceeds from notes payable, net	12,171
Proceeds from the sale of common stock	19,990
Proceeds from the sale of convertible notes	–	388,547
Proceeds from the sale of preferred stock	155,600	50,000
Net cash provided by (used in) financing activities	181,761	438,904

Impact of foreign exchange	(1,283)	–
Net increase (decrease) in cash and cash equivalents	10,495	3,964
Cash and cash equivalents at beginning of period	26,841	22,877
Cash and cash equivalents at end of period	$37,336	$26,841

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. Kisses From Italy is a restaurant chain operator, Franchisor, and product distributor with locations in North America and Europe. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Ft. Lauderdale, Florida. Three additional restaurants, which were located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to the hurricane and did not re-open that location in 2019.

In May of 2019, we began the initial steps of developing our first European restaurant location, which is located at Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia. Our European location began its operation on October 24, 2019. Our European location will also act as our distribution center for European products destined for our current locations and future corporate-owned and franchised locations. The Bari location was closed in the fourth quarter of 2021 and currently remains closed as of the date of this Report due to Covid-19.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception. For the year ended December 31, 2020 we had an operating loss of $3,709,402. As of December 31, 2020 we had a working capital deficit of $161,294 and an accumulated deficit of $8,916,893.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of December 31, 2020 and 2019 , our trade receivable amounted to $5,761 and $-0-, respectively, with an allowance for doubtful accounts of $-0- for both periods.

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

Transactions denominated in currencies other than the functional currency, such as the Company’s current retails sales in Canada for Kisses From Italy branded products, are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred.

For the approximate two month period ended December 31, 2020 when the Company began the branded retail products operations initiative in Canada, the difference in the exchange rate and the average monthly rate was not material.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. As of and for the years ended December 31, 2020 and 2019, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2020 and December 31, 2019, the Company cash equivalents totaled $37,336 and $26,841 respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

ASC 842 will be effective for the Company beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

Valued Added Tax (“VAT”)

The VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4 and 10% for food products and alcohol. As of December 31, 2020, the Company had a VAT net receivable from is new Bari location which opened in 2019, amounting to $4,839 compared to 4,442 for the period ended December 31, 2019.

Canadian Government and Provincial Sales Tax (“G.S.T.” and “P.S.T.”)

The Company does not collect any Canadina G.S.T. (Government Sales Tax) and P.S.T. (Provincial Sales Tax) as the company acts as product distributor and not as a final sales retailer.

Inventory

The inventory is comprised of alcoholic beverages at our new Bari location in Italy which opened in 2020, and inventory for retail sales held in Canada. Our US locations do not have liquor licenses. The balance of inventory on December 31, 2020 and 2019 was $4,051 and $1,987 respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property and equipment on December 31, 2020, and December 31, 2019:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Furniture and equipment	$66,365	$(57,885)	$8,480	$64,781	$(45,587)	$19,194
Leasehold improvements	175,514.	(175,514)	–	175,916	(135,996)	39,920
Total fixed assets	$241,879	$(233,399)	$8,480	$240,697	$(181,583)	$59,114

For the years ended December 31, 2020 and December 31, 2019, the Company recorded depreciation and amortization of $51,970 and $43,303 respectively.

NOTE 4 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Sales tax payable	$3,804	$7,630
Accrued interest payable	2,067	2,940
Payroll tax liabilities	142,648	132,706
Total accrued liabilities	$148,519	$143,276

The Company is in arrears on its payroll tax payments as of December 31, 2020. Included in the “payroll tax liabilities” as of December 31, 2020, is approximately $148,519 in interest and penalties.

NOTE 5 – LOANS AND NOTES PAYABLE

As of December 31, 2020, and December 31 2019, loan payable balances were $-0- and $6,000 respectively. We currently have no available lines of credit.

As of December 31, 2020 we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023. We had no notes outstanding as of December 31, 2019.

NOTE 6 – CONVERTIBLE NOTES

As of December 31, 2020 and December 31, 2019, the balance of convertible notes was $10,000 and $10,000 respectively.

During the year ended December, 2019, convertible noteholders holding $656,195 of convertible notes along with accrued interest of $30,074 converted their notes into 10,294,285 shares of Common Stock.

NOTE 7 – STOCKHOLDERS EQUITY

Capital Stock

The Company has authorized 200,000,000 shares of Common Stock authorized. On December 31, 2020 and December 31, 2019, there were 154,832,335 and 126,550,335 shares of Common Stock issued and outstanding, with a $0.001 par value.

Common Stock Issued in Private Placements

During the year ended December 31, 2020, the company accepted one subscription from an accredited investor for $19,900 and issued 200,000 shares of common stock.

During the year ended December 31, 2019, the Company did not accept any subscription agreements to purchase its Common Stock.

Common Stock Issued in Exchange for Services

During the year ended December 31, 2020, the Company issued 25,391,800 shares of its Common Stock to its management and consultants for services. These shares were values at $3,028,201.

During the year ended December 31, 2019, the Company issued 34,476,080 shares of its Common Stock to its management and consultants for services. These shares were values at $2,309,897.

Preferred stock converted to common stock

During the year ended December 31, 2020, the Company issued 2,690,000 shares of common stock upon the conversion of 125,990 shares of Series C Stock described below. There were no conversions of preferred stock to common stock in the year ended December 31, 2019.

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

A summary of the material provisions of the Certificate of Designation governing the Series A Stock, the Series B Stock and the Series C Stock is as follows:

Series A Stock

The Series A Stock is not convertible. Each share of Series A Stock shall entitle the holder to three hundred (300) votes for each share of Series A Stock. Any amendment to the Certificate of Designation requires the consent of the holders of at least two-thirds of the shares of Series A Stock then outstanding. The holders of Series A Stock are not entitled to dividends until and unless determined by the Board of Directors of the Company.

Liquidation Preference

No distribution shall be made to holders of shares of capital stock ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding-up of the Company. The Series A Stock ranks pari passu with the Series C Stock.

The were no shares of Series A Stock outstanding as of December 31, 2020.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the price paid by the holder paid for the shares. The Board has the authorization to establish a minimum price for the price the Series B Stock (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

Liquidation Preference

The holders of Series B Stock shall not be entitled to any distributions upon a liquidation of the Company.

Restrictions of Transferability

The shares of the Series B Stock shall not, directly, or indirectly, be sold, hypothecated, transferred, assigned, or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

There were no shares of Series B Stock outstanding as of December 31, 2020.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company on the basis of three times the price paid for the shares. The Board has established a minimum conversion price of $0.10 per share. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

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

Restrictions of Transferability

The shares of the Series C Preferred Stock shall not, directly, or indirectly, be sold, hypothecated, transferred, assigned, or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

As of December 31, 2020 and 2019 there were 79,610 shares and 50,000 shares of Series C Preferred outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and 2019, the Company had four operating store locations. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Fl. leases approximately 990 square feet of space at a cost of $2,650 per month through the period ended July 31, 2018. Beginning on August 1, 2018 the rent increased to $5,773 per month for eight months and then it will be reduced to $3,274 per month. The increased rent amount of $5,773 includes an additional payment of $2,500 per month for these 8 months, arising out of a $20,000 dispute settlement related to a rent dispute. This amount for the months of September and August 2018 ($5,000) has been recorded as “rent expense” on the Company’s financial statement The lease ends on June 30, 2021.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet of space at a cost of $4,051.83 per month. The lease ends on May 1, 2021. The Company has a one-year automatic renewal provision for this lease.

•	Kisses From Italy -Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet of space at a cost of $595.40 per month. The lease ends on August 1, 2021. The Company has a one-year automatic renewal provision for this lease but is not obligated to exercise this renewal provision.

•	Italian location - Strada Provinciale 70 #100, Ceglie del Campo, 70129, Bari, Italia -The Lease was signed for a six year term in June 2019, at a rate of approximately $1,570 per month.

The Company also rents professional and furnished space on a month to month basis in Miami, Florida at a cost of $251 per month, which has been designated the Company’s principal place of business.

NOTE 9 – SUBSEQUENT EVENTS

For the period from January 1, 2021 through the date of this Report, the Company received $145,000 in proceeds from the sale of 1,450,000 common shares to three different accredited investors. Additionally, the Company issued 1,500,000 for services to an investor relations firm.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our our principal executive officer and principal financial officer , does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

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

Resumes

Michele Di Turi has been our Co-Chief Executive Officer, President and a director since our inception in March 2013. In addition, Mr. Di Turi has been Chief Operating Officer and a Director of Sunshine Biopharma, Inc., a publicly held biotech company since October 15, 2009. Since November 2008, Mr. Di Turi has also been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of non-regulated biotechnology and medical products. Prior thereto, from February 2003 through November 2008, Mr. Di Turie was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service. This experience led to Mr. Di Turi’s appointment to the Board.

Claudio Ferri has been our Co-Chief Executive Officer, Chief Investment Officer and a director since our inception in March 2013. From May 2001 through September 2013, Mr. Ferri was employed by State Street Global Advisors, Montreal, Canada as Vice President, Senior Portfolio Manager and Trader where his responsibilities included the management of Canadian government bonds and provincial/agency investment strategies and trading for active and enhanced fixed income portfolios. Mr. Ferri received a Bachelor of Commerce degree from Concordia University in 2001 with a major in finance. This experience led to Mr. Ferri’s appointment to the Board.

Leonardo Fraccalvieri has been our Chief Operating Officer and a director since our inception in March 2013. Previously, from April 2013 through January 2014, he was Business Development Manager at Italy America Chamber of Commerce, West LA, CA, where he was responsible for management of project development and evaluation of Italian companies looking to expand in the US. From June 2012 through December 2013, Mr. Fraccalvieri was a business analyst at 10EQS Management Consulting where he was responsible for market strategy definition. From May 2009 through June 2011, he was a Business Development specialist at BusinessviaItaly, where he worked with companies looking to expand their business internationally to find new commercial partners abroad, as well as providing new business opportunities for foreign nationals. Mr. Fraccalvieri attended Universita’ Commerciale Luigi Bocconi Milano and received an undergraduate degree in Economics of International Market and New Technologies in Milan and a graduate degree from 2 Universita’ Commerciale Luigi Bocconi Milano in Milan where he received a Masters’ degree in International Management and Business Administration, majoring in Management Consulting and Strategy. This experience led to Mr. Fraccalvieri’s appointment to the Board.

Board Committees

The Company has no nominating, audit, or compensation committees. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities, or banking activities or to be associated with any person practicing in banking or securities activities;
•	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons beneficially owning more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2020, the Reporting Persons timely filed all such reports, except that Michele Di Turi and Claudio Ferri each failed to timely file a Form 4 reporting the issuance of 3,600,000 shares by the Company, and Denis Senecal failed to file a Form 3 reporting his status as a 10% shareholder and his beneficial ownership of 17,976,215 shares.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2020 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($) (e)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michele Di Turi,	2020	17,361	-0-	360,000 (b)	-0-	-0-	-0-	-0-	377,361
Co-CEO and President, and Chairman	2019	48,633	-0-	1,133,037(a)	-0-	-0-	-0-	-0-	1,181,670
Claudio Ferri,	2020	-0-	-0-	360,000 (c)	-0-	-0-	-0-	-0-	360,000
Co-CEO and CIO	2019	-0-	-0-	804,005(d)	-0-	-0-	-0-	-0-	804.005

(a)	Represents a bonus award of 16,911,000 shares for services performed
(b)	Represents a stock award of 3,600,000 for services performed
(c)	Represents a bonus award of 12,000,080 shares for services performed
(d)	Represents a stock award of 3,600,000 for services performed
(e)	The value of these shares was calculated by multiplying the number of shares times the closing price of the Company’s stock on the date the shares were awarded.

Compensation of Directors

During the year ended December 31, 2020, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 157,782,335 Common Shares issued and outstanding as of the date of this Report.

Class of Shares	Name and Address	# of Shares	% of Class

Common	Michele Di Turi(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	58,600,000	37.1%

Common	Claudio Ferri(1)(2) 80 SW 8th St. Suite 2000 Miami, Florida 33130	32,410,000	20.5%

Common	Leonardo Fraccalvieri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	1,000,000	less than 1%

Common	All Officers and Directors as a Group (3 persons)		58.3%

5% Holders

Common	Denis Senecal Holdings (3)	17,976,215	11.4%

(1)	Officer and director of our Company.
(2)	Includes 410,000 shares of common stock held in the name of his wife.
(3)	Denis Senecal has voting and dispositive authority over these shares

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2020, the Company issued 3,600,000 shares to each of its co-executive officers which were valued at $360,000 each.

During 2019, the Company issued 16,911,000 shares to Mr. Dituri valued at $1,133,037 and 12,000,080 shares to Mr. Ferri valued at $804,005.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Audit Fees	$45,000	$35,000
Total	$45,000	$35,000

Audit Fees. Consist of amounts billed for professional services rendered for our annual financial statements our Annual Report on Forms 10-K for our fiscal years ended December 31, 2020 and 2019, respectively, and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.4	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Current Report on Form 8-K filed on December 26, 2019)

10.1	Assignment of Lease Agreement between Registrant and Paradigm Shift Holdings, Inc. and Palm Vacation Group for Palm Aire Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.2	Assignment of Lease Agreement between Registrant and Paradigm Holdings, Inc. and Sea Garden Beach and Tennis Resort, Inc. for Sea Garden Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.3	Online Virtual Office Arrangement between Registrant and Regis Management Group, LLC commencing July 1, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.4	Form of 8% Convertible Debenture (incorporated by reference to Amendment to Form S-1/A Registration Statement filed on July 11, 2018)

10.5	Form of Convertible Debenture, 2018-9 Offering (incorporated by reference to Form 10-K filed April 16, 2019)

10.6	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Form 8-K filed on December 26, 2019)

10.7	Development Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.8	Distribution Financing -Lead Generation Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.9	Registration Rights Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.10	Investor Relations Consulting Agreement with HIR Holdings, LLC (incorporated by reference to Form 10-Q filed November 13, 2020)

10.11	Corporate Communication Consulting Agreement with Impact IR (incorporated by reference to Form 10-Q filed November 13, 2020)

21.1	List of Subsidiaries (incorporated by reference to Form 10-K filed April 16, 2018)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

KISSES FROM ITALY, INC.

Dated: April 15, 2021	By:	s/ Michel Di Turi
Michel Di Turi, Principal Executive Officer

	By:	s/ Claudio Ferri
Claudio Ferri, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2021.

s/ Michel Di Turi

Michel Di Turi, Director

s/ Claudio Ferri

Claudio Ferri, Director

s/ Leonardo Fraccalvieri

Leonardo Fraccalvieri, Director

