Form 10-Q
period 2021-03-31
Kisses From Italy Inc.
filed 2021-05-17
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☒   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically~~,~~ every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 17, 2021, there were 167,882,335 shares of the registrant's common stock outstanding.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•	adverse economic conditions;

•	the Company’s ability to raise capital to fund its operations;

•	industry competition;

•	the inability to attract and retain qualified senior management;

•	other risks and uncertainties related to the restaurant industry and our business strategy; and

•	the impact of the Covid-19 pandemic on our operations and franchise expansion.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$54,447	$37,336
Accounts receivable	10,037	5,761
Other receivable	4,839	4,839
Inventory	4,336	4,051
Total current assets	73,659	51,987
Property and equipment, net	7,374	8,480
Other Assets	1,092	2,635
Total assets	$82,125	$63,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	58,495	64,762
Accrued liabilities	149,487	148,519
Total current liabilities	207,982	213,281
Notes payable	12,171	12,171
Convertible Notes	10,000	10,000
Total liabilities	230,153	235,451

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; no shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; no shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 79,610 shares and 79,610 shares issued and outstanding as of March 31, 2021 and December 31 2020, respectively	80	80
Common stock, $0.001 par value, 200,000,000 shares authorized; and 157,782,335 and 154,832,335 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	157,782	154,832
Additional paid-in capital	9,054,733	8,612,683
Retained earnings deficit	(9,338,754)	(8,916,893)
Total Kisses From Italy Stockholders' Equity (Deficit)	(126,159)	(149,298)
Non-controlling interest	(21,869)	(23,052)
Total stockholders' equity	(148,028)	(172,350)
Total liabilities and equity	$82,125	$63,101

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Food sales	$114,679	$109,746
Cost of goods sold	52,668	43,974
Gross margin	62,011	65,771
Operating expenses:
Depreciation and amortization	3,016	12,951
Executive compensation	–	9,994
Stock based compensation	300,000	36,301
Payroll and other expenses	50,755	47,018
Rent	28,106	29,689
Consulting and professional fees	63,752	29,830
General and administrative	34,965	43,257
Total operating expenses	480,594	209,040
Income (loss) from operations	(418,583)	(143,268)
Other income (expense)
Interest income (expense), net	(2,096)	(354,633)
Total other income (expense)	(2,096)	(354,633)
Income (loss) before income taxes	(420,679)	(497,901)
Provision for income taxes (benefit)	–	–
Net loss	(420,679)	(497,901)
Less: net gain (loss) attributable to non-controlling interests	1,183	2,004
Net loss attributable to Kisses From Italy, Inc.	$(421,862)	$(499,905)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	157,381,779	127,092,335

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Cash flows from operating activities of continuing operations:
Net income	$(421,862)	$(499,905)
Net income loss attributable to non-controlling interest	1,183	2,004
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,016	12,951
Amortization of debt discount	–	351,920
Stock-based compensation for services	300,000	36,301
Changes in operating assets and liabilities:
Other assets	1,544	29
Account receivable	(4,276)	–
Inventory	(285)	–
Accounts payable	(6,267)	1,985
Accrued liabilities	968	15,440
Net cash provided by (used in) operating activities	(125,979)	(79,275)

Cash flows from investing activities:
Purchase of fixed assets	(1,910)	–
Net cash provided by (used in) financing activities	(1,910)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	–	(6,000)
Proceeds from the sale of common stock	145,000	–
Proceeds from the sale of preferred stock	–	66,490
Net cash provided by (used in) financing activities	145,000	60,490

Impact of foreign exchange	–	587
Net increase (decrease) in cash and cash equivalents	17,111	(18,785)
Cash and cash equivalents at beginning of period	37,336	26,841
Cash and cash equivalents at end of period	$54,447	$8,643

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2019	–	$–	–	$–	50,000	$50.00

Net income (loss)	–	–	–	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–

Issuance of Series C Preferred Stock	–	–	–	–	–	66

Beneficial conversion feature of convertible notes	–	–	–	–	–	–

Stock issued for services	–	–	–	–	–	–

Balance, March 31, 2020	–	$–	–	$–	50,000	$116.00

Balance, December 31, 2020	–	$–	–	$–	79,610	$80

Net income (loss)	–	–	–	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–

Issuance of common stock for services	–	–	–	–	–	–

Issuance of common stock in private placement	–	–	–	–	–	–

Balance, March 31, 2021	–	$–	–	$–	79,610	$80

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2019	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)	–	–	–	–	(499,905)	(499,905)

Non-controlling interest, net income (loss)	–	–	–	2,004	–	2,004

Issuance of Series C Preferred Stock	–	–	66,424	–	–	66,490

Beneficial conversion feature of convertible notes	–	–	351,920	–	–	55,669

Stock issued for services	541,800	$542	35,759	–	–	–

Balance, March 31, 2020	127,092,335	$127,092	$5,399,212	$8,072	$(5,707,396)	$(172,905)

Balance, December 31, 2020	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net income (loss)	–	–	–	–	(421,862)	(421,862)

Non-controlling interest, net income (loss)	–	–	–	1,183	–	1,183

Issuance of common stock for services	1,500,000	1,500	298,500	–	–	300,000

Issuance of common stock in private placement	1,450,000	1,450	143,550	–	–	145,000

Balance, March 31, 2021	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,754)	$(148,028)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2021, and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, which are located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and did not re-open that location in 2019. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. Such location will serve as the distribution center for products for European locations. The Bari location was closed in the fourth quarter of 2020 and currently remains closed as of the date of this Report due to Covid-19.

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

All of the Company’s four corporate-owned restaurants which are located in Fort Lauderdale, Florida, Bari, Italy, and within the Wyndham Palm Aire and the Wyndham Sea Gardens Hotels and Resorts in Pompano Beach, Florida, have fully re-opened subject to recommended social distancing guidelines. The Company’s hotel locations were closed longer than other sites due to CDC recommendations.  The Company’s flagship Fort Lauderdale restaurant re-opened on May 1, 2020, its Bari, Italy location re-opened on June 20, 2020, The Wyndham Palm Aire location re-opened on July 11, 2020, and the Wyndham Sea Gardens location re-opened on July 22, 2020.

Except for our Bari location, our US locations are now open and are operating at near pre-Covid revenue levels. There can be no assurances that we will be allowed to remain open at full capacity or that we can maintain current sales levels.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of December 31, 2020, filed as part of the Company’s Annual Report on Form 10-K with the SEC on April 15, 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts. These receivables are related to the sale of our private label branded products sold in retail and grocery stores in Canada.

As of March 31, 2021, and December 31, 2020, our trade receivable amounted to $10,037 and $5,761, respectively, with an allowance for doubtful accounts of $-0- for both periods.

Foreign Currency Translation

The functional and reporting currency of the Company’s Bari location in Italy is the Euro. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. To date, this difference has been immaterial for the Bari location.

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

For the five-month period ended March 31, 2021 when the Company began the branded retail products operations initiative in Canada, the difference in the exchange rate and the average monthly rate was not material.

Revenue Recognition

Sales, as presented in the Company’s consolidated statement of earnings, represents food and beverage product sold and is presented net of discounts, coupons, employee meals and complimentary meals. Revenue from restaurant sales is recognized when food and beverage products are sold.

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. As of and for the periods ended March 31, 2021 and December 31, 2020, respectively, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2021 and December 31, 2020, the Company cash equivalents totaled $54,447 and $37,336, respectively.

Property and equipment

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

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end companies the Company eligible for deferring the adoption of ASC 842 to December 15, 2021.

ASC 842 will be effective for the Company beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

Valued Added Tax (“VAT”)

The VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4 and 10% for food products and alcohol. As of March 31, 2021 and December 31, 2020 the Company had a VAT net receivable from its Bari location amounting to $4,839.

Canadian Government and Provincial Sales Tax (“G.S.T.” and “P.S.T.”)

The Company does not collect any Canadian G.S.T. (Government Sales Tax) and P.S.T. (Provincial Sales Tax) as the Company acts as product distributor and not as a final sales retailer.

Inventory

The inventory is comprised of alcoholic beverages at our new Bari location in Italy which opened in 2019 and inventory for retail sales held in Canada. Our US locations do not have liquor licenses. The balance of inventory on March 31, 2021 and December 31, 2020 was $4,336 and $4,051, respectively.

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

On December 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2021, and December 31, 2020, the Company had $54,447 and $37,336 in cash on hand, respectively, and for the three-month periods ended March 31, 2021, and 2020, the Company generated revenues of $114,679 and $109,746 and had losses of $420,679 and $497,901, respectively. As of March 31, 2021, the Company had a working capital deficiency of $134,323 and an accumulated deficit of $9,338,754.

The reports of the Company’s independent registered public accounting firm in the Company’s financial statements for the years ended December 31, 2020, and 2019, include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. The Company believes it will be successful in raising sufficient capital to operate for the next 12 months, however, there is no assurance that financing, whether debt or equity, will be available to the Company, satisfactorily completed or on terms favorable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders and any debt financing may contain covenants limiting certain corporate actions. Any failure by the Company to successfully raise additional financing would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2021 and December 31, 2020 the Company had $7,374 and $8,480 in property and equipment, all located at its Bari location in Italy. As of March 31, 2021 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Sales tax payable	$2,058	$3,804
Accrued interest payable	2,714	2,067
Payroll tax liabilities	144,715	142,648
Total accrued liabilities	$149,487	$148,519

The Company is in arrears on its payroll tax payments as of March 31, 2021. Included in the “payroll tax liabilities” as of March 31, 2021, is approximately $32,389 in interest and penalties.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of March 31, 2021 and December 31, 2020 we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2021 and December 31, 2020, the outstanding principal balance of convertible notes was $10,000.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of Common Stock. On March 31, 2021 and December 31, 2020, there were 157,782,335 and 154,832,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value. During the three months ended March 31, 2021, the Company issued 1,500,000 shares of common stock to an investor relations firm. These shares were valued at $300,000. Additionally during this period the Company raised $145,000 from the sale of 1,450,000 shares of common stock to three accredited investors.

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

There were no shares of Series A Stock outstanding as of March 31, 2021 and March 31, 2020.

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

There were no shares of Series B Stock outstanding as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020 there were 79,610 shares and 79,610 shares of Series C Preferred outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, and December 31, 2020, the Company had four operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet for $3,273.00 per month through the period ended July 31, 2018. Beginning on August 1, 2018, the rent increased to $5,773 per month for eight months, and then was reduced to $3,274 per month. The lease expired on December 9, 2020 and was renewed for an additional one-year term.

•	Kisses From Italy-Palm Aire based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933.00 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy – Sea Gardens based in Pompano Beach, Florida leases approximately 600 square feet for $578.06 per month. The lease ended on August 1, 2018, and was renewed on the same terms. The Company has a one-year optional automatic renewal provision for this lease.

•	Kisses From Italy – based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a six-year lease which ends on May 5, 2024 and has an optional automatic renewal provision for six years.

During the three months ended March 31, 2021, the Bari location received approximately $2,700 in Covid rent subsidies from the government of Italy.

The Company also rents furnished office space on a month-to-month basis in Miami, Florida for $223 per month which serves as its principal executive offices. The Company will remain responsible for rent payments for its restaurant space even if its restaurants are required to close or are permitted to open at limited occupancy, due to the continuing Covid-19 outbreak.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, Subsequent Events, the Company has analyzed its operations subsequent to March 31,2021 to the date these consolidated financial statements were issued, and has determined that the following material events occurred:

On April 22, 2021, the Company’s wholly-owned subsidiary, Kisses from Italy-Franchising, LLC (“Franchisor”), entered into a consulting agreement (the “Consulting Agreement”) with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), effective as of April 16, 2021, pursuant to which the Franchisor engaged Fransmart as its exclusive global franchise developer and representative for a period of ten years.

In consideration for its services under the Consulting Agreement, Fransmart is entitled to receive certain fees, royalties, and commissions expressly contingent upon Fransmart achieving certain agreed upon milestones on behalf of the Company. In addition, Fransmart was granted a stock option to purchase 16,000,000 shares of the Company’s common stock, exercisable by Fransmart on a cashless basis.

Fransmart is entitled to terminate the Agreement in the event of a default by Franchisor of its obligations under the Agreement, if not cured within thirty days of written notice. In the event of early termination due to Franchisor’s default, in addition to all other amounts due and payable to Fransmart as of the date of termination, Franchisor shall pay Fransmart an amount equal to the trailing twelve months commissionable revenue generated by franchising, as described in the Consulting Agreement, multiplied by the number of years remaining of the term of the Consulting Agreement. If Fransmart is in default of its obligations under the Consulting Agreement, Franchisor may terminate the Consulting Agreement if such default is not cured within forty-five days after receipt of a written notice of default. Franchisor also has the right, after the beginning of the sixth year of the term of the Consulting Agreement, upon written notice to Fransmart, to terminate this Agreement by paying Fransmart, in one lump sum, unless otherwise approved by Fransmart, an early termination fee of $4,000,000, if the sales of qualified franchise units to date are under 110% of the performance requirements; $6,000,000 if the sales are between 111% and 200% of the performance requirements; and $8,000,000 if the sales are over 200%.

On April 19, 2021, the Company issued 100,000 shares to a service provider. These shares were valued at $0.081 or $8,100. Additionally, on the same day, the Company issued 5,000,000 shares of common stock to its Co-Chief Executive Officer, and 5,000,000 shares of common stock to its President and Co-Chief Executive Officer for services. These shares were valued at $0.081 each or a total valuer of $405,000 and $324,000 respectively. subsequent to March 31, 2021 the Company has raised $80,000 from the sale of 80,000 shares of Series C Preferred stock.

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

Management has scouted various locations in Italy and believes that the regions of Rome and Puglia may offer opportunities for additional corporate-owned and franchise expansion. However, there are no agreements in place as of the date of this Report to open any new facilities, either Company-owned or franchises, and no assurances can be provided that we will expand our operations accordingly.

In September 2019, the Company's common stock was approved for trading by FINRA and in mid-October 2019 was approved for up-listing to the OTCQB under the symbol “KITL”.

The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. As a result of the COVID-19 pandemic, the opening of this restaurant has been delayed and is currently expected to begin operating at the end of May 2021. Due to the ongoing impact of Covid-19, and based on the delays that have been encountered to date, there can be no assurances that this location will open as scheduled.

Recent Developments

Development Agreement

On June 18, 2020, Kisses From Italy Franchising LLC, its wholly-owned subsidiary, entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management Inc., a Canadian corporation (“Developer”) to open and operate up to 100 Kisses From Italy Italian restaurants in Canada. Under the Agreement, Developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

In consideration of the development rights, the Development Agreement provides for a franchise fee of $4,000 Canadian dollars (“CAD”) for each restaurant. Upon execution of the Development Agreement, the Developer paid $400,000 CAD to the Company, and the Company issued Denis Senecal, a director of the Developer, 9,500,000 shares of common stock of the Company.

The Developer will have a right of first refusal to obtain development rights to additional restaurants in Canada if it is in compliance with the Development Agreement and has opened the minimum 20 restaurants. If the Developer receives a bona fide offer from an unaffiliated third party to purchase the Developer’s rights under the Development Agreement, Kisses From Italy-Franchising LLC will have the option, exercisable for 30 days to purchase such business, If Kisses From Italy Franchising LLC does not exercise such option, the Developer may sell its rights to said third party for a $5,000 transfer fee.

The Agreement contains certain non-competition and non-solicitation provisions.

The Company and Developer will share profits for all locations developed and agreed to an allocation of franchise royalties.

Advisory Agreement

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

Fransmart Consulting Agreement

On April 22, 2021, Kisses from Italy-Franchising, LLC (“Franchisor”), to enter into a consulting agreement (the “Consulting Agreement”) with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), effective as of April 16, 2021, pursuant to which the Fransmart will serve as Franchisor’s exclusive global franchise developer and representative for a period of ten years.

In consideration for its services, Fransmart is entitled to certain fees, royalties, and commissions contingent upon Fransmart achieving certain agreed upon milestones. In addition, Fransmart was granted a stock option to purchase 16,000,000 shares of the Company’s common stock, exercisable by Fransmart on a cashless basis.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has had a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Many states and countries have issued policies intended to stop or slow the further spread of the disease.

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

Going forward there can be no assurance that our restaurants will be allowed to remain open or if open, at full capacity, or that we can achieve historic sales levels.

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2021, and March 31, 2020

Revenue and Cost of Sales

Total revenues for the three months ended March 31, 2021 were $114,679 compared to $109,746 during the three months ended March 31, 2020. Revenues for the three months ended March 31, 2021were comprised of $104,894 in food sales and $9,785 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020, compared to food sales of $109,746 during the three months ended March 31, 2021. The slight decrease in food sales in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is beginning to approach pre-Covid sales levels due to the mitigation of some of the impact of Covid-19 on the restaurant industry.

Cost of goods sold during the three months ended March 31, 2021, was $52,668 compared to $43,974 during the three months ended March 31, 2020. This slight increase is attributable to higher sales volumes.

Operating expenses

Operating expenses were $480,593 for the three months ended March 31, 2021, compared to $209,040 during the three months ended March 31, 2020. Non-cash stock-based compensation was $300,000 and $36,301, for the periods ended March 31, 2021 and March 31, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $180,593 for the three months ended March 31, 2021 compared to $172,739 for the three months ended March 31, 2020. This increase is primarily attributable to an increase in consulting and professional fees, offset to a lesser extent by decreases in depreciation and amortization, executive compensation, and general and administrative expenses.

Other income and expense

Other expenses comprised of interest expense was $2,096 for the three months ended March 31, 2021 compared to $354,633 during the three months ended March 31, 2020. The significant decrease in other expenses is attributable to the interest expense associated with the issuance of Series C preferred stock with a beneficial conversion features that was charged to interest expense in the three months ended March 31, 2020, compared to no issuances of Series C preferred stock in the three months ended March 31, 2021.

Net Loss

During the three months ended March 31, 2021, we incurred a net loss of $421,862 and a net profit of $1,183 attributable to non-controlling interests, compared to a net loss of $499,905 and a net profit of $2,004 attributable to non-controlling interests for the three months ended March 31, 2020. The decrease in the net loss during the three months ended March 31, 2021 is primarily attributable to a decrease in interest expense of $352,537 in the three months ended March 31, 2021 offset by an increase in stock-based compensation of $263,699.

Liquidity and Capital Resources

On March 31, 2021, we had $54,447 in cash and cash equivalents.

Net cash used in operating activities was $125,979 during the three months ended March 31, 2021, compared to net cash used of $79,275 during the three months ended March 31, 2020. The increase in net cash used in operating activities of $46,703 is primarily attributable to our increase losses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 after subtracting non-cash items in both periods.

Net cash provided by financing activities was $145,000 for the three months ended March 31, 2021, compared to $60,490 during the three months ended March 31, 2020. The increase in net cash provided by financing activities is primarily attributable to the sale of common stock in a private offering for proceeds of $145,000 in the three months ended March 31, 2021 compared to proceeds from the sale of Series C Preferred Stock of $66,490 in the three months ended March 31, 2020.

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

Going Concern

Our consolidated financial statements were prepared assuming that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020, includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. Also, if the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern, These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures – Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Inherent Limitations – Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

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

We are a smaller reporting company and are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported by the Company.

On January 8, 2021, the Company issued 1,500,000 shares of common stock to an investor relations firm for investor relation services provided to the Company.

On January 14, 2021, January 19, 2021, and January 20, 2021, the Company sold 800,000, 150,000 and 500,000 shares, respectively, for a total of 1,450,000 shares of common stock to three accredited investors at a purchase price of $0.10 per share, for total proceeds of $145,000.

On April 16, 2021 we issued Fransmart an option to purchase 16,000,000 shares of common stock, exercisable on a cashless basis, for services provided in connection with the Fransmart Consulting Agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KISSES FROM ITALY INC.
Date: May 17, 2021
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2021
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

