Form 10-Q
period 2021-06-30
Kisses From Italy Inc.
filed 2021-08-16
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2021, there were 168,882,335 shares of the registrant's common stock outstanding.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$85,832	$37,336
Accounts receivable	10,546	5,761
Other receivable	64,848	4,839
Inventory	8,288	4,051
Total current assets	169,514	51,987
Property and equipment, net	6,847	8,480
Other Assets	2,745	2,635
Total assets	$179,106	$63,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,920	$64,762
Accrued liabilities	148,148	148,519
Total current liabilities	194,068	213,281
Notes payable	12,171	12,171
Convertible Notes	10,000	10,000
Total liabilities	216,239	235,451

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 159,610 shares and 79,610 shares issued and outstanding as of June 30, 2021 and December 31 2020, respectively	160	80
Common stock, $0.001 par value, 200,000,000 shares authorized; and 168,482,335 and 154,832,335 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	168,482	154,832
Additional paid-in capital	12,345,186	8,612,683
Retained earnings deficit	(12,544,069)	(8,916,893)
Total Kisses From Italy Stockholders' Equity (Deficit)	(30,241)	(149,298)
Non-controlling interest	(6,892)	(23,052)
Total stockholders' equity	(37,133)	(172,350)
Total liabilities and equity	$179,106	$63,101

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Food sales	$128,074	$9,336	$242,752	$119,082
Franchise sales		291,585		291,585
Total Revenue	128,074	300,921	242,752	410,667
Cost of goods sold	59,641	7,511	112,309	51,485
Gross margin	68,433	293,410	130,443	359,182
Operating expenses:
Depreciation and amortization	527	13,034	3,543	25,985
Executive compensation	–	2,687	–	12,681
Stock based compensation	2,931,573	1,981,939	3,231,573	2,018,240
Payroll and other expenses	(16,556)	11,532	34,199	58,550
Rent	25,321	28,914	53,427	58,603
Consulting and professional fees	29,874	39,914	93,625	69,744
General and administrative	37,925	13,448	72,890	56,705
Total operating expenses	3,008,664	2,091,468	3,489,257	2,300,508
Income (loss) from operations	(2,940,231)	(1,798,058)	(3,358,814)	(1,941,326)
Other income (expense)
Interest income (expense), net	(250,106)	(107,791)	(252,202)	(462,424)
Total other income (expense)	(250,106)	(107,791)	(252,202)	(462,424)
Income (loss) before income taxes	(3,190,337)	(1,905,849)	(3,611,016)	(2,403,750)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(3,190,337)	(1,905,849)	(3,611,016)	(2,403,750)
Less: net gain (loss) attributable to non-controlling interests	14,977	(1,707)	16,160	297
Net loss attributable to Kisses From Italy, Inc.	$(3,205,314)	$(1,904,140)	$(3,627,176)	$(2,404,047)

Basic and diluted earnings (loss) per common share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding: Basic and diluted	167,077,939	129,957,170	162,256,644	128,524,753

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

June 30, 2021 and June 30, 2020

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2019	–	$–	–	$–	50,000	$50.00	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)		–		–							(499,905)	(499,905)

Non-controlling interest, net income (loss)										2,004		2,004

Issuance of Series C Preferred Stock					66,000	66			66,424			66,490

Beneficial conversion feature of convertible notes									351,920			351,920

Stock issued for services							541,800	542	35,759			36,301

Balance, March 31, 2020	–	$–	–	$–	116,000	$116	127,092,335	$127,092	$5,399,212	$8,072	$(5,707,396)	$(172,905)

Net income		–		–							(1,904,142)	(1,904,142)

Non-controlling income loss										(1,707)		(1,707)
												–
Beneficial conversion feature of Series C Preferred Stock									106,300			106,300
												–
Issuance of Series C Preferred Stock					32,600	33			32,567			32,600
												–
Conversion of Series C Preferred Stock to Common Stock					(118,990)	(119)	2,480,000	2,480	(2,361)			–
												–
Stock issued for services							14,630,000	14,630	1,967,370			1,982,000

Balance, June 30, 2020	–	$–	–	$–	29,610	$30	144,202,335	$144,202	$7,503,088	$6,365	$(7,611,538)	$42,147

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

June 30, 2021 and June 30, 2020

(Unaudited) (continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net income (loss)		–		–		–					(421,862)	(421,862)

Non-controlling interest, net income (loss)										1,183		1,183

Issuance of common stock for services							1,500,000	1,500	298,500			300,000

Issuance of common stock in private placement							1,450,000	1,450	143,550			145,000

Balance, March 31, 2021	–	$–	–	$–	79,610	$80	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,754)	$(148,029)

Net income (loss)		–		–							(3,205,314)	(3,205,314)

Non-controlling interest, net income (loss)										14,977		14,977

Issuance of common stock for services							10,100,000	10,100	1,681,650			1,691,750

Issuance of stock options for services									1,239,823			1,239,823

Issuance of common stock in private placement							300,000	300	29,700			30,000

Issuance of Series C Preferred Stock					90,000	90			339,570			339,660

Conversion of Series C Preferred to Common stock					(10,000)	(10)	300,000	300	(290)			–

Balance, June 30, 2021	–	$–	–	$–	159,610	$160	168,482,335	$168,482	$12,345,186	$(6,892)	$(12,544,069)	$(37,133)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

(Unaudited) Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2020

Cash flows from operating activities of continuing operations:
Net income	$(3,627,176)	$(2,404,047)
Net income loss attributable to non-controlling interest	16,160	297
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,543	25,985
Amortization of debt discount	–	458,220
Stock-based compensation for services	3,231,573	2,018,240
Loss on conversion of preferred stock to common stock	249,660	–
Changes in operating assets and liabilities:
Other assets	(109)	99
Other receivable	(60,008)	78
Account receivable	(4,786)	–
Inventory	(4,238)	36
Accounts payable	(8,843)	7,892
Accrued liabilities	(370)	7,597
Net cash provided by (used in) operating activities	(204,594)	114,397

Cash flows from investing activities:
Purchase of fixed assets	(1,910)	–
Net cash provided by (used in) investing activities	(1,910)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	–	(6,000)
Proceeds from notes payable	–	47,171
Proceeds from the sale of common stock	175,000	–
Proceeds from the sale of preferred stock	80,000	99,090
Net cash provided by (used in) financing activities	255,000	140,261

Impact of foreign exchange	–	494
Net increase (decrease) in cash and cash equivalents	48,496	254,658
Cash and cash equivalents at beginning of period	37,336	26,841
Cash and cash equivalents at end of period	$85,832	$281,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, which are located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and has not re-opened that location. During the three months ended June 30, 2021, the Company consolidated its two Wyndham stores into one location to become more efficient. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. Such location will serve as the distribution center for products for European locations. The Bari location was closed in the fourth quarter of 2020 and currently remains closed as of the date of this Report due to Covid-19

On May 28, 2021 the Company opened its first franchise in Chino, California. Due to the onset of Covid-19 the Company has temporarily waived any franchise fees so that the franchisee could well establish the operations at that location.

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

All of the Company’s three corporate-owned restaurants which are located in Fort Lauderdale, Florida, Bari, Italy, and within the Wyndham location in Pompano Beach, Florida, have fully re-opened subject to recommended social distancing guidelines. The Company’s hotel locations were closed longer than other sites due to CDC recommendations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the net value of face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts. These receivables are related to the sale of our private label branded products sold in retail and grocery stores in Canada.

As of June 30, 2021, and December 31, 2020, our trade receivable amounted to $10,546 and $5,761, respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivable

Other receivables are comprised of two components, a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak.The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to Dec. 31, 2020, and up to $14,000 for each retained employee from Jan. 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of June 30, 2021 and December 31, 2020 the Company had ERC credits receivable of $60,008 and $-0- respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4 and 10% for food products and alcohol. As of June 30, 2021 and December 31, 2020 the Company had a VAT net receivable from its Bari location amounting to $4,839.

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

For the eight month period ended June 30, 2021 when the Company began the branded retail products operations initiative in Canada, the difference in the exchange rate and the average monthly rate did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s consolidated statement of earnings, represent franchise revenue; and food and beverage product sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2021 and December 31, 2020, the Company cash equivalents totaled $85,832 and $37,336, respectively.

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

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05,“Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the fair method following the guidance set forth in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

ASC 842 will be effective for the Company beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have have an impact on our financial statements.

Canadian Government and Provincial Sales Tax (“G.S.T.” and “P.S.T.”)

The Company does not collect any Canadian G.S.T. (Government Sales Tax) and P.S.T. (Provincial Sales Tax) as the Company acts as product distributor and not as a final sales retailer.

Inventory

The inventory is comprised of alcoholic beverages at our new Bari location in Italy which opened in 2019 and inventory for retail sales held in Canada. Our US locations do not have liquor licenses. The balance of inventory on June 30, 2021 and December 31, 2020 was $8,288 and $4,051, respectively.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2021 the Company had cash on hand of $85,832 a working capital deficiency of $24,554 and an accumulated deficit of $12,544,069.

.Management has concluded that these financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2021 and December 31, 2020 the Company had $6,847 and $8,480 in property and equipment, all located at its Bari location in Italy. As of March 31, 2021 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Sales tax payable	$1,326	$3,804
Accrued interest payable	3,159	2,067
Payroll tax liabilities	143,663	142,648
Total accrued liabilities	$148,148	$148,519

The Company is in arrears on its payroll tax payments as of June 30 2021. Included in the “payroll tax liabilities” as of June 30,2021 is approximately $48,880 in interest and penalties.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of June 30, 2021 and December 31, 2020 we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2021 and December 31, 2020, the outstanding principal balance of convertible notes was $10,000.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of Common Stock. On June 30, 2021 and December 31, 2020, there were 168,482,335 and 154,832,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value.

During the six months ended June 30, 2021, the Company issued the following shares:

•	1,500,000 shares of common stock to an investor relations firm valued at $300,000
•	10,000,000 shares to its executive officers valued at $1,675,000
•	100,000 shares to a service provider valued at $16,750
•	1,750,000 shares of common stock were sold to accredited investors yielding the company $175,000 in proceeds
•	300,000 shares in common stock were issued upon the conversion of Series C Preferred Stock

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

There were no shares of Series A Stock outstanding as of June 30, 2021 and December 31, 2020.

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

There were no shares of Series B Stock outstanding as of June 30, 2021.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company on the basis of three times the price paid for the shares divided by the floor price of $0.10 established by the Board of Directors. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise provided for in the law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

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

As of June 30, 2021 and December 31, 2020 there were 159,610 shares and 79,610 shares of Series C Preferred outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, and December 31, 2020, the Company had four operating restaurants. The Company leases these spaces based upon the following schedules:

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

Overview

The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, which are located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and did not re-open. During the three months ended June 30, 2021, the Company consolidated its two Wyndham stores into one location to become more efficient. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. Such location will serve as the distribution center for products for European locations. The Bari location was closed in the fourth quarter of 2020 and currently remains closed as of the date of this Report due to Covid-19.

In May 2017, we completed our National Franchise License, which permits us to sell franchises in all of the United States, except New York, Virginia, and Maryland which licenses we hope to obtain if sufficient demand exists in the future. In September 2017, we completed the purchase of two franchise locations in Florida.

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

In September 2019, the Company's common stock was approved for trading by FINRA and in mid-October 2019 was approved for listing by the OTC Markets Group to the OTCQB under the symbol “KITL”.

The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019.

Recent Developments

Development Agreement

On June 18, 2020, Kisses From Italy Franchising LLC, the Company’s wholly-owned subsidiary, entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management Inc., a Canadian corporation (“Developer”) to open and operate up to 100 Kisses From Italy Italian restaurants in Canada. Under the Agreement, Developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

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

Fransmart Consulting Agreement

On April 22, 2021, Kisses from Italy-Franchising, LLC (“Franchisor”) entered into a consulting agreement (the “Consulting Agreement”) with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), effective as of April 16, 2021, pursuant to which Fransmart will serve as Franchisor’s exclusive global franchise developer and representative for a period of ten years.

In consideration for its services, Fransmart is entitled to certain fees, royalties, and commissions contingent upon Fransmart achieving certain agreed upon milestones. In addition, Fransmart was granted a stock option to purchase 16,000,000 shares of the Company’s common stock, exercisable by Fransmart on a cashless basis.

Opening of New Franchise Location

On May 28, 2021 the Company opened its first franchise in Chino, California. Due to the onset of Covid-19 the Company has waived any franchise fees so that the franchisee could well establish the operations at that location.

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

All of the Company’s three corporate-owned restaurants which are located in Fort Lauderdale, Florida, Bari, Italy, and within the Wyndham location in Pompano Beach, Florida, have fully re-opened subject to recommended social distancing guidelines. The Company’s hotel locations were closed longer than other sites due to CDC recommendations.

Except for our Bari location, our US locations are now open and are operating at near pre-Covid revenue levels. There can be no assurances that we will be allowed to remain open at full capacity or that we can maintain current sales levels.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020

Revenue and Cost of Sales

Total revenues for the three months ended June 30, 2021 were $128,074 compared to $9,336 during the three months ended June 30, 2020. Revenues for the three months ended June 30, 2021 comprises $114,162 in food sales and $13,162 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020, compared to food sales of $9,336 during the three months ended June 30, 2020. The significant increase in food sales in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to the mitigation of some of the impact of Covid-19 on the restaurant industry.

Cost of goods sold during the three months ended June 30, 2021 was $59,641 compared to $7,511 during the three months ended June 30, 2020. This increase is attributable to higher sales volumes in the 2021 period.

Operating expenses

Operating expenses were $3,008,664 for the three months ended June 30, 2021, compared to $2,091,468 during the three months ended June 30, 2020. Non-cash stock-based compensation was $2,931,573 and $1,981,939, for the periods ended June 30, 2021 and June 30, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $77,091 for the three months ended June 30, 2021 compared to $109,529 for the three months ended June 30, 2020. The payroll expense during the three month period ended June 30, 2021 was reduced by approximately $60,000 due to Employee Retention Credits extended to the Company due to Covid-19.

Other income and expense

Other expenses comprising interest expense and interest expense related to the beneficial conversion feature of Preferred C stock was $250,106 for the three months ended June 30, 2021 compared to $107,791 during the three months ended June 30, 2020. The increase in other expenses is attributable to the recording of approximately $231,000 in the beneficial conversion features of Preferred C Stock.

Net Loss/Net Profit

As a result of the forgoing, the net loss attributable to Kisses for Italy for the three month period ended June 30, 2021 was $3,205,314 for the period ended June 30, 2021 compared to a loss of $1,904,140 for same period ended June 30, 2020.

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020

Revenue and Cost of Sales

Total revenues for the six months ended June 30, 2021 were $242,752 compared to $410,667 during the six months ended June 30, 2020. Revenues for the six months ended June 30, 2021 comprises $219,805 in food sales and $22,947 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020, compared to food sales of $119,082 and franchise sales of $291,585 during the six months ended June 30, 2020. The decrease in total revenue in 2021 compared to 2020 is due to $291,585 in franchise sales in the 2020 period compared to zero in 2021, offset to a lesser extent to increase in food sales in the six months ended June 30, 2021 due to the mitigation of the impact of Covid-19.

Cost of goods sold during the six months ended June 30, 2021 was $112,309 compared to $51,845 during the six months ended June 30, 2020. This increase is attributable to higher food sales volumes.

Operating expenses

Operating expenses were $3,489,257 for the six months ended June 30, 2021, compared to $2,300,508 during the six months ended June 30, 2020. Non-cash stock-based compensation was $3,231,573 and $2,018,240, for the six month periods ended June 30, 2021 and June 30, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $257,864 for the six months ended June 30, 2021 compared to $282,268 for the six months ended June 30, 2020. This decrease is primarily attributable to an increase in consulting and professional fees, and general and administrative expense offset to a lesser extent by decreases in depreciation and amortization, executive compensation, and payroll. The payroll expense during the six month period ended June 30, 2021 was reduced by approximately $60,000 due to Employee Retention Credits extended to the Company due to Covid-19.

Other income and expense

Other expenses comprising interest expense was $252,202 for the six months ended June 30, 2021 compared to $462,424 during the six months ended June 30, 2020. The decrease in other expenses is attributable to fewer conversions of equity instruments with beneficial conversion issues in which interest expense was recognized.

Net Loss

As a result of the forgoing, the net loss for the period was $3,627,176 for the period ended June 30, 2021 compared to a loss of $2,404,047 for same period ended June 30, 2020.

Liquidity and Capital Resources

On June 30, 2021, we had $85,832 in cash and cash equivalents.

Net cash used in operating activities was $204,594 during the six months ended June 30, 2021, compared to net cash provided of $114,397 during the six months ended June 30, 2020. The increase in net cash used in operating activities of $318,991 is primarily attributable to our increase in losses in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 after subtracting non-cash items in both periods.

Net cash provided by financing activities was $255,000 for the six months ended June 30, 2021, compared to $140,261 during the six months ended June 30, 2020. The increase in net cash provided by financing activities is primarily attributable to sales of common stock of $175,000 in 2021 compared to zero in the same period in 2020.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2021, the Company issued the following shares:

•	1,500,000 shares of common stock to an investor relations firm valued at $300,000;

•	10,000,000 shares to its executive officers valued at $1,675,000;

•	100,000 shares to a service provider valued at $16,750;

•	1,750,000 shares of common stock were sold to accredited investors yielding the company $175,000 in proceeds for working capital purposes; and

•	300,000 shares in common stock were issued upon the conversion of Series C Preferred Stock.

These transactions were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under of the Securities Act, as transactions by an issuer not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2021.

KISSES FROM ITALY INC.

By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

