Form 10-Q
period 2021-09-30
Kisses From Italy Inc.
filed 2021-11-15
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 10, 2021, there were 169,683,651 shares of the registrant's common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$13,347	$37,336
Accounts receivable	6,137	5,761
Other receivable	50,778	4,839
Inventory	5,866	4,051
Total current assets	76,128	51,987
Property and equipment, net	6,320	8,480
Other Assets	2,745	2,635
Total assets	$85,193	$63,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,903	$64,762
Accrued liabilities	130,780	148,519
Total current liabilities	185,683	213,281
Notes payable	12,171	12,171
Convertible Notes	10,000	10,000
Total liabilities	207,854	235,452

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 139,610 shares and 50,000 shares issued and outstanding as of September 30, 2021 and December 31 2020, respectively	140	80
Common stock, $0.001 par value, 200,000,000 shares authorized; and 169,683,651 and 154,832,335 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	169,683	154,832
Additional paid-in capital	12,469,105	8,612,683
Retained earnings deficit	(12,748,823)	(8,916,893)
Total Kisses From Italy Stockholders' Equity (Deficit)	(109,895)	(149,298)
Non-controlling interest	(12,766)	(23,052)
Total stockholders' equity	(122,661)	(172,350)
Total liabilities and equity	$85,193	$63,102

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Food sales	$85,727	$44,331	$328,479	$163,413
Franchise sales	–	–	–	291,585
Total Revenue	85,727	44,331	328,479	454,998
Cost of goods sold	43,644	29,164	155,953	80,649
Gross margin	42,083	15,167	172,526	374,349
Operating expenses:
Depreciation and amortization	527	12,992	4,070	38,977
Executive compensation	–	4,950		17,631
Stock based compensation	–	720,000	3,231,573	2,738,240
Payroll and other expenses	42,593	29,576	76,792	88,126
Rent	46,219	49,269	99,646	107,872
Consulting and professional fees	23,278	85,648	116,903	155,392
General and administrative	44,549	38,419	117,439	95,124
Total operating expenses	157,166	940,854	3,646,423	3,241,362
Income (loss) from operations	(115,083)	(925,687)	(3,473,897)	(2,867,013)
Other income (expense)
Interest income (expense), net	(95,545)	(34,943)	(347,747)	(497,367)
Total other income (expense)	(95,545)	(34,943)	(347,747)	(497,367)
Income (loss) before income taxes	(210,628)	(960,630)	(3,821,644)	(3,364,380)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(210,628)	(960,630)	(3,821,644)	(3,364,380)
Less: net gain(loss) attributable to non-controlling interests	(5,874)	(6,365)	10,286	(6,068)
Net loss attributable to Kisses From Italy, Inc.	$(204,754)	$(954,265)	$(3,831,930)	$(3,358,312)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding: Basic and diluted	168,615,951	150,776,792	164,399,707	135,992,240

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

September 30, 2021 and September 30, 2020

(Unaudited)

	Preferred Stock		Preferred Stock			Preferred Stock				Additional	Non-		Total
	Series A		Series B			Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares		Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2019	–	$–	–		$–	50,000	$50	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net income (loss)	–	–		–	–							(499,905)	(499,905)

Non-controlling interest, net income (loss)											2,004		2,004

Issuance of Series C Preferred Stock						66,000	66			66,424			66,490

Beneficial conversion feature of convertible notes										351,920			55,669

Stock issued for services								541,800	542	35,759

Balance, March 31, 2020	–	$–	–		$–	116,000	$116	127,092,335	$127,092	$5,399,212	$8,072	$(5,707,396)	$(172,905)

Net income (loss)	–	–	–		–							(1,904,142)	(1,904,142)

Non-controlling income loss											(1,707)		(1,707)
													–
Beneficial conversion feature of Series C Preferred Stock										106,300			106,300
													–
Issuance of Series C Preferred Stock						32,600	33			32,567			32,600
													–
Conversion of Series C Preferred Stock to Common Stock						(118,990)	(119)	2,480,000	2,480	(2,361)			–
													–
Stock issued for services								14,630,000	14,630	1,967,370			1,982,000

Balance, June 30, 2020	–	$–	–		$–	29,610	$30	144,202,335	$144,202	$7,503,088	$6,365	$(7,611,538)	$42,147

Net income (loss)	–	–	–		–							(954,265)	(954,265)

Non-controlling income loss											(6,365)		(6,365)

Beneficial conversion feature of Series C Preferred Stock										33,425			33,425

Issuance of Series C Preferred Stock						37,000	37			36,740			36,777

Conversion of Series C Preferred Stock to Common Stock						(7,000)	(7)	210,000	210				203

Stock issued for services								7,700,000	7,700	762,300			770,000

Balance, September 30, 2020	–	$–	–		$–	59,610	$60	152,112,335	$152,112	$8,335,553	$–	$(8,565,803)	$(78,078)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

September 30, 2021 and September 30, 2020 (continued)

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net income (loss)	–	–	–	–	–	–					(421,862)	(421,862)

Non-controlling interest, net income (loss)										1,183		1,183

Issuance of common stock for services							1,500,000	1,500	298,500			300,000

Issuance of common stock in private placement							1,450,000	1,450	143,550			145,000

Balance, March 31, 2021	–	$–	–	$–	79,610	$80	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,754)	$(148,029)

Net income (loss)	–	–	–	–							(3,205,314)	(3,205,314)

Non-controlling interest, net income (loss)										14,977		14,977

Issuance of common stock for services							10,100,000	10,100	1,681,650			1,691,750

Issuance of stock options for services									1,239,823			1,239,823

Issuance of common stock in private placement							300,000	300	29,700			30,000

Issuance of Series C Preferred Stock					90,000	90			339,570			339,660

Conversion of Series C Preferred to Common stock					(10,000)	(10)	300,000	300	(290)			–

Balance, June 30, 2021	–	$–	–	$–	159,610	$160	168,482,335	$168,482	$12,345,186	$(6,892)	$(12,544,069)	$(37,133)

Net income (loss)	–	–	–	–							(204,754)	(204,754)

Non-controlling interest, net income (loss)										(5,874)		(5,874)

Issuance of Series C Preferred Stock					30,000	30			125,070			125,100

Conversion of Series C Preferred to Common stock					(50,000)	(50)	1,201,316	1,201	(1,151)			–

Balance, September 30, 2021	–	$–	–	$–	139,610	$140	169,683,651	$169,683	$12,469,105	$(12,766)	$(12,748,823)	$(122,661)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020

Cash flows from operating activities of continuing operations:
Net income (loss)	$(3,831,930)	$(3,358,312)
Net income (loss) attributable to non-controlling interest	10,286	(6,068)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,070	38,977
Amortization of debt discount		491,645
Stock-based compensation for services	3,231,573	2,788,301
Beneficial conversion feature of Preferred C Stock	344,760	–
Changes in operating assets and liabilities:
Other assets	(109)	29
Accounts receivable	(376)
Account receivable-other	(45,939)	(200)
Inventory	(1,815)	(89)
Accounts payable	(9,859)	(18,856)
Accrued liabilities	(17,739)	(4,506)
Net cash provided by (used in) operating activities	(317,079)	(69,079)

Cash flows from investing activities:
Purchase of fixed assets	(1,910)	–
Net cash provided by (used in) investing activities	(1,910)	–

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	–	(6,000)
Proceeds from notes payable	–	12,171
Proceeds from the sale of common stock	175,000	–
Proceeds from the sale of preferred stock	120,000	136,070
Net cash provided by (used in) financing activities	295,000	142,241

Impact of foreign exchange	–	(165)
Net increase (decrease) in cash and cash equivalents	(23,989)	73,162
Cash and cash equivalents at beginning of period	37,336	26,841
Cash and cash equivalents at end of period	$13,347	$99,838

Supplemental disclosure of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2021 and 2020

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

As of September 30, 2021, and December 31, 2020, our trade receivable amounted to $6,137 and $5,761, respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivable

Other receivables are comprised of two components, a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to Dec. 31, 2020, and up to $14,000 for each retained employee from Jan. 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of September 30, 2021 and December 31, 2020 the Company had ERC credits receivable of $45,939 and $-0- respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4 and 10% for food products and alcohol. As of September 30, 2021 and December 31, 2020 the Company had a VAT net receivable from its Bari location amounting to $4,839.

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

Since the Company began the branded retail products operations initiative in Canada in late 2020, the difference in the exchange rate and the average monthly rate did not have a material impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2021 and December 31, 2020, the Company cash equivalents totaled $13,347 and $37,336, respectively.

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

ASC 842 will be effective for the Company beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have an impact on our financial statements.

Canadian Government and Provincial Sales Tax (“G.S.T.” and “P.S.T.”)

The Company does not collect any Canadian G.S.T. (Government Sales Tax) and P.S.T. (Provincial Sales Tax) as the Company acts as product distributor and not as a final sales retailer.

Inventory

The inventory is comprised of alcoholic beverages at our new Bari location in Italy which opened in 2019 and inventory for retail sales held in Canada. Our US locations do not have liquor licenses. The balance of inventory on September 30, 2021 and December 31, 2020 was $5,866 and $4,051, respectively.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2021 the Company had cash on hand of $13,347 a working capital deficiency of $109,555 and an accumulated deficit of $12,748,823

Management has concluded that these financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2021 and December 31, 2020 the Company had $6,320 and $8,480 in property and equipment, all located at its Bari location in Italy. As of March 31, 2021 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Sales tax payable	$1,245	$3,804
Accrued interest payable	3,604	2,067
Payroll tax liabilities	125,931	142,648
Total accrued liabilities	$130,780	$148,519

The Company is in arrears on its payroll tax payments as of September 30 2021. Included in the “payroll tax liabilities” as of September 30, 2021 is approximately $41,630 in interest and penalties.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of September 30, 2021 and December 31, 2020 we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2021 and December 31, 2020, the outstanding principal balance of convertible notes was $10,000.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of Common Stock. On September 30, 2021 and December 31, 2020, there were 169,683,651 and 154,832,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value.

During the nine months ended September 30, 2021, the Company issued the following shares:

•	1,500,000 shares of common stock to an investor relations firm valued at $300,000
•	10,000,000 shares to its executive officers valued at $1,675,000
•	100,000 shares to a service provider valued at $16,750
•	1,750,000 shares of common stock were sold to accredited investors yielding the company $175,000 in proceeds
•	1,501,306 shares in common stock were issued upon the conversion of Series C Preferred Stock

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

There were no shares of Series A Stock outstanding as of September 30, 2021 and December 31, 2020.

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

There were no shares of Series B Stock outstanding as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020 there were 139,610 shares and 79,610 shares of Series C Preferred outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company had three operating restaurants. The Company leases these spaces based upon the following schedules:

•

Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet and has paid $3,273 per month since 2018, pending completion of the required renovations to the exterior and interior of the property necessitated due to hurricane damage that occurred to the location in 2018. The landlord has been very slow in making these changes. It was agreed upon that when work was completed, and approved by the City of Fort Lauderdale, the rent would be increased to the market rate at that time. Beginning on May 1 , 2021, the rent increased to $5,857.50 per month and was renewed by the Company for an additional five-year term with standard annual escalator costs.

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

The Company’s two corporate-owned restaurants in Fort Lauderdale, Florida and the Wyndham location in Pompano Beach, Florida, have fully re-opened subject to recommended social distancing guidelines. The Company’s Bari location in Italy remains closed.

Except for our Bari location, our US locations are now open and are operating at near pre-Covid revenue levels.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020

Revenue and Cost of Sales

Total revenues for the three months ended September 30, 2021 were $85,727 compared to $44,331 during the three months ended September 30, 2020. Revenues for the three months ended September 30, 2021 was comprised of $82,371 in food sales and $3,356 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020, compared to food sales of $44,331 during the three months ended September 30, 2020. The significant increase in food sales in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is due to the mitigation of some of the impact of Covid-19 on the restaurant industry.

Cost of goods sold during the three months ended September 30, 2021 was $43,644 compared to $29,164 during the three months ended September 30, 2020. This increase is attributable to higher sales volumes in the 2021 period.

Operating expenses

Operating expenses were $157,166 for the three months ended September 30, 2021, compared to $940,854 during the three months ended September 30, 2020. Non-cash stock-based compensation was $-0- and $770,000, for the periods ended September 30, 2021 and September 30, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $157,166 for the three months ended September 30, 2021 compared to $170,854 for the three months ended September 30, 2020. The reduction in operating expenses for the three months ended September 30, 2021 is attributable to a reduction of consulting fees of $12,370, a reduction of depreciation expense of $12,465, and a reduction of executive compensation of $4,950; offset by an increase in payroll of $13,017 and an increase in general and administrative expenses of $6,130.

Other income and expense

Other expenses comprising interest expense on debt and interest expense related to the beneficial conversion feature of Preferred C stock was $95,545 for the three months ended September 30, 2021 compared to $34,943 during the three months ended September 30, 2020. The increase in other expenses is attributable to the recording of approximately $95,100 in the beneficial conversion features of Preferred C Stock.

Net Loss/Net Profit

As a result of the forgoing, the net loss attributable to Kisses from Italy, Inc. for the three month period ended September 30, 2021 was $204,754 for the period ended September 30, 2021 compared to a loss of $954,265 for same period ended September 30, 2020.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020

Revenue and Cost of Sales

Total revenues for the nine months ended September 30, 2021 were $328,479 compared to $454,998 during the nine months ended September 30, 2020. Revenues for the nine months ended September 30, 2021 comprises $302,176 in food sales and $26,303 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020, compared to food sales of $163,413 and franchise sales of $291,585 during the nine months ended September 30, 2020. The decrease in total revenue in 2021 compared to 2020 is due to $291,585 in franchise sales in the 2020 period compared to zero in 2021, offset to a lesser extent by the increase in food sales in the nine months ended September 30, 2021 due to the mitigation of the impact of Covid-19.

Cost of goods sold during the nine months ended September 30, 2021 was $155,953 compared to $80,649 during the nine months ended September 30, 2020. This increase is attributable to higher food sales volumes in 2021 and franchise sales in 2020 with no cost of goods sold associated with those sales.

Operating expenses

Operating expenses were $3,646,423 for the nine months ended September 30, 2021, compared to $3,241,362 during the nine months ended September 30, 2020. Non-cash stock-based compensation was $3,231,573 and $2,788,301 for the nine month periods ended September 30, 2021 and September 30, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $414,850 for the nine months ended September 30, 2021 compared to $453,122 for the nine months ended September 30, 2020. This decrease is primarily attributable to a decrease in depreciation expense of $34,907, a decrease in executive compensation of $17,631, a decrease of $11,334 in payroll, a decrease of rent of $8,226; offset by an increase in consulting and professional fees of $11,511 and an increase in general and administrative expenses of $22,315.

Other income and expense

Other expenses comprising interest expense was $347,747 for the nine months ended September 30, 2021 compared to $497,367 during the nine months ended September 30, 2020. The decrease in other expenses is attributable to fewer conversions of equity instruments with beneficial conversion issues in which interest expense was recognized.

Net Loss

As a result of the forgoing, the net loss attributable to Kisses from Italy, Inc. for the period ended September 30, 2021 was $3,831,930 for the period ended September 30, 2021 compared to a loss of $3,358,312 for same period ended September 30, 2020.

Liquidity and Capital Resources

On September 30, 2021, we had $13,347 in cash and cash equivalents.

Net cash used in operating activities was $317,079 during the nine months ended September 30, 2021, compared to net cash used of $69,079 during the nine months ended September 30, 2020. The increase in net cash used in operating activities of $248,000 is primarily attributable to our increase in losses in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 after subtracting non-cash items in both periods.

Net cash provided by financing activities was $295,000 for the nine months ended September 30, 2021, compared to $142,261 during the nine months ended September 30, 2020. The increase in net cash provided by financing activities is primarily attributable to sales of common stock of $175,000 in 2021 compared to zero in the same period in 2020.

Net cash used in investing activities was $1,910 due to the purchase of fixed assets during the nine months ended September 30, 2021 compared to $-0- during the period ended September 30, 2020.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2021, the Company issued the following shares:

•	1,500,000 shares of common stock to an investor relations firm valued at $300,000;

•	10,000,000 shares of common stock to its executive officers valued at $1,675,000;

•	100,000 shares of common stock to a service provider valued at $16,750;

•	1,750,000 shares of common stock were sold to accredited investors yielding the company $175,000 in proceeds for working capital purposes; and

•	1,501,316 shares in common stock were issued upon the conversion of Series C Preferred Stock.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

KISSES FROM ITALY INC.

By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

