Form 10-K
period 2021-12-31
Kisses From Italy Inc.
filed 2022-04-15
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

(305) 423-7129

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,617,656.

As of April 15, 2022 there were 184,413,582 shares of the registrant’s common stock was outstanding.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause the Company’s actual results to differ materially from those expressed in such forward-looking statements.

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

ii

PART I

ITEM 1.    BUSINESS

Overview

Kisses From Italy Inc. (together with its subsidiaries, hereinafter referred to as “us,” “our,” “we,” or the “Company”) was incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business.

The Company operates through its wholly-owned subsidiaries, Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

We commenced operations by opening our initial corporate-owned restaurant in Fort Lauderdale, Florida in May 2015. By April 2016, we opened three additional restaurants located in various Wyndham Hotel properties in the Pompano Beach, Florida area. In September 2017, Hurricane Irma caused significant damage to the area, which resulted in Wyndham halting operations at its hotel properties for repairs and renovations and the closure of our Wyndham hotel locations. In December 2017, we vacated one of our restaurants in the Wyndham Hotel properties due to damage from the hurricane and have not re-opened such restaurant. During the first half of 2021, we consolidated the remaining two Wyndham stores into one location.

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

We opened our first European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid -19 in Europe.

Our two corporate-owned restaurants, one located in Fort Lauderdale, Florida, and one within the Wyndham location in Pompano Beach, Florida, have fully re-opened without limitation or any social distancing requirement.

In September 2019, the Company's common stock was approved for trading by FINRA and in October 2019 was approved for uplisting by the OTC Markets Group to the OTCQB under the symbol “KITL”.

In June of 2020, the Company entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management, Inc. (“Demasar”) to open and operate up to 100 restaurants in Canada. Under this Development Agreement, the developer is obligated to open a minimum of 20 restaurants by June 17, 2025. On November 20, 2021, we opened a franchise location under the Development Agreement in Montreal, Quebec, Canada.

In September of 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 40 stores across Ontario and Quebec, Canada.

In April of 2021, we entered into a Consulting Agreement (the “Consulting Agreement”) with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June of 2021, the Company’s first franchise location opened in Chino, California. In November of 2021, the Company opened its second franchise location in Montreal, Canada.

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

The Company’s two US based locations are fully opened without any Covid-19 limitation. Our location in Bari, Italy remains closed due to Covid-19 restrictions.

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

Our vision is to transport true authentic and rustic taste from the provinces of Italy through our menu items. We intend to offer products that will cater to all diets, including gluten-free diets and emphasize fresh products with no preservatives.

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

Each location is managed by one senior employee/manager and individually assessed based on foot traffic, seasonality, and other demographic factors. Our U.S. locations abide by the standards and rules set forth by the State of Florida Department of Health, and our Italian location abides by the standards and rules set forth by Italy’s Ministry of Health and the Puglia (Apulia) region’s legislative/administrative authority. Michele Di Turi, our CEO, possesses the Certified Food Manager accreditation and has the proper authority to provide necessary food safety courses.

Restaurant Franchising

In addition to opening our company-owned restaurants, we are engaged in franchising of our restaurant concept so that we can build market share and brand awareness. In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland which we intend to obtain if sufficient demand exists in the future.

In January of 2020, the Company completed its first franchise agreement for a restaurant in the State of California. In June 2021, we opened our first franchise in Chino, California. Due to the onset of Covid-19, we temporarily waived any franchise fees so that the franchisee could well establish its operations at such location.

In June of 2020, the Company entered into the Development Agreement pursuant to which it granted development rights to Demasar to open and operate up to 100 restaurants in Canada. Under the Development Agreement, among other things, Demasar is obligated to open a minimum of 20 restaurants by June 17, 2025. Demasar will be taking the lead for franchise expansion and assisting in the Canadian brand building for the Kisses From Italy brand. In November 2021, we opened a franchise location under the Development Agreement in Montreal, Quebec, Canada.

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

Our franchise agreement with franchisees also requires our franchisee to pay royalties of 9% of gross sales, which are defined to be total actual charges for all products (food and non-food) and services, such as catering and delivery, sold to customers, exclusive of taxes. We retain 6% of this royalty and the remaining 3% goes towards local and national marketing. We anticipate that until national coverage is warranted, only local and/or regional marketing campaigns will be implemented.

We also require that our franchisee enter into a collateral assignment and assumption of lease through which we are granted a security interest in all of the furniture, removable trade fixtures, inventory, licenses, and supplies located in the restaurant as collateral for the payment of any obligation owed to us, any default or breach under the terms of the lease, and any default or breach of any of the terms and provisions of the franchise agreement. In the event of a breach of or default under the lease or payment by a franchisee as a result of a breach or default, we may be entitled to take possession of the restaurant and all of our rights, title, and interest in and to the lease. We also entered into a conditional assignment of telephone numbers and listings that assigns us telephone numbers and directory listings upon termination or expiration of a franchise relationship.

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

We are required to perform the following services:

•	Solicitation of new franchise owners - Actively and continuously market and promote through advertising and solicit prospective franchise owners in their territory according to an annual plan and budget that a franchisee develops and submits for our approval.

•	Site selection, leasing, and build-out - Consult and advise franchise owners with site selection and lease negotiation of the restaurants. Develop and maintain relationships with landlords for purposes of obtaining sites for restaurants and coordinating efforts with franchise owners to lease such sites. Develop relationships with landlords, contractors, equipment suppliers, and service providers in the territory and assist in the supervision of the build-out for the restaurants in our territory.

•	Training - Provide all initial training to the franchise owners, as well as supplemental and refresher training at our training restaurant. Schedule and coordinate all training of all franchise owners with our required mode of operations.

•	Opening assistance - Provide grand opening support, including coordinating marketing with local television, radio, newspapers, and trade publications. Provide franchise owners with supervisory assistance and guidance in connection with the opening and initial operations of their restaurants. Provide pre-opening and post-opening assistance for each new restaurant.

•	Monitoring, audit, and inspection – At least monthly monitoring of the operation of their restaurants, including monitoring and reporting of the sales volume and other data as determined from time to time. Monitor and communicate to our franchisee the marketing efforts of our restaurants. Conduct or assist franchisees with inspecting or auditing restaurants and their owners, with visits no less than monthly and in-depth reports at least quarterly.

•	Vendors and suppliers - Notify vendors and, if necessary, locate new vendors for the franchises and coordinate distribution and purchasing programs. Assist franchisees in developing programs for suppliers and distributors of approved products. Maintain positive relationships and evaluate additional incentive programs and marketing programs from approved and preferred suppliers, vendors, and other designated parties.

•	Continuing assistance to franchise owners - Provide continuing operating assistance and assist in facilitating transfers and renewals of franchises. Assist franchise owners during transfers of their franchises or restaurants.

We also require our franchisees to maintain certain staffing levels. For the first development year, we require each location to have two corporate employees, increasing to three in the fifth development year.

If a franchisee fails to perform services and we need to assume such tasks, we require a franchisee pay an amount equal to 125% of our expenses and we have the right to terminate the agreement after notice of a 30-day cure period.

Each franchisee must refer all inquiries for franchises in their territory to us. Under the terms of an Area Representative Agreement, we have the sole right to grant franchises in all our unsold territories, terminate a franchise agreement, and approve site selections, leases, and other franchise real estate transactions.

Franchise Marketing

Our marketing strategy for establishing multi-unit franchises is to contact individuals or entities that have previously developed franchises in other concepts. We believe that this strategy allows us to find people with the proper knowledge, experience, and financial resources to develop a successful franchise operation in a timely fashion.

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

Retail Products

In September of 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 40 stores across Ontario and Quebec, Canada.

Commissary System

We currently plan to develop centralized commissary facilities that will serve all of the restaurants that we own in a given region. We believe that a commissary that serves a region of restaurants will improve efficiency and consistency for the restaurant concept. We also believe that a commissary system will allow our restaurants to be approximately 500 square feet smaller than they would otherwise be. We plan to build commissaries in areas with lower rent. In this manner, we plan to save the difference between the 500 fewer square feet that retail rental space would cost and the commissary’s costs located in a lower rent area. Our commissary will have storage space for paper products as well as walk-in coolers to store food. Food preparation for sauces, salad dressings, and other base ingredients will be done in the commissary “clean room” and then delivered to local restaurants daily. We believe central food preparation of sauces and base ingredients will maintain the consistency of our restaurants’ products and possibly reduce labor costs.

Restaurant Advertising

Our advertising has and will consist primarily of newspaper print ads, direct mailing efforts and social media outlets, including Facebook and Twitter. We also intend to use other forms of advertising, such as nh an airplane to advertise our Kisses banner to the Fort Lauderdale beach crowd, offering promotional free coffee and T-shirts. Our ads will contain a coupon for a free coffee with the purchase of any meal item.

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

Employees

We currently have five full-time employees, plus our two officers. We do not have any part-time employees. Employees include 4 chefs, 3 baristas and an inventory manager. Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent in most cases. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the local sales side. We believe there are numerous quality people to choose from throughout our area of targeted expansion.

As we grow, we anticipate we will require a franchise director and a chief financial officer/controller, as well as various administrative support personnel.

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

Government Regulations

We are subject to various federal, state, and local laws affecting our business. Our restaurants must comply with licensing and regulation by governmental authorities, including health, sanitation, safety, and fire agencies in the state or municipality in which the restaurant is located. In addition, we must comply with various state laws that regulate the franchisor/franchisee relationship.

We are also subject to federal and state laws governing employment and pay practices, overtime, tip credits, and working conditions. The bulk of our employees are paid on an hourly basis at rates related to the federal and state minimum wages.

We are also subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger. Under the Americans with Disabilities Act, we could be required to expend funds to modify our restaurants to better provide service to, or make reasonable accommodation for, the employment of disabled persons. We continue to monitor our facilities for compliance with the Americans with Disabilities Act in order to conform to its requirements. We believe future expenditures for such compliance would not have a material adverse effect on our operations.

As a franchisor, we will be soliciting prospects for franchises and are subject to federal and state laws pertaining to franchising. These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process. Some states require the franchise offering circular to be registered and renewed on an annual basis.

Intellectual Property

We have a registered trademark of our logo in Italy (No. 0001 528191), which expires in September 2029. We have a registered trademark of our logo in the United States from the United States Patent and Trademark Office (Serial No. 87138230), which expires in August 2026. Both trademarks are subject to automatic renewal if the Company pays the renewal fees.

ITEM 1A.    RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal place of business is a virtual office located at 80 SW 8th St. Suite 2000, Miami, Florida, 33130 consisting of approximately 1,000 square feet of office and conference room space, which we lease on a month-to-month basis for $223 per month. We believe this facility is adequate for our current needs.

As of December 31, 2021 the Company had three operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet and has paid $3,273 per month since 2018, pending completion of the required renovations to the exterior and interior of the property necessitated due to hurricane damage that occurred to the location in 2018. The landlord has been very slow in making these changes. It was agreed upon that when work was completed, and approved by the City of Fort Lauderdale, the rent would be increased to the market rate at that time. Beginning on May 1, 2021, the rent increased to $5,857.50 per month and was renewed by the Company for an additional five-year term with standard annual escalator costs.

•	Kisses Palm Sea Royal LLC based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy Italia SRLS based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a six-year lease which ends on May 5, 2024 and has an optional automatic renewal provision for six years.

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

The last reported sales price of our common stock on the OTCQB on April 13, 2022 was $0.05.

Holders

As of April 13, 2022, we had 120 holders of record of our common stock.

Dividend Policy

We have never paid dividends on our common stock and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements and other factors we deem relevant.

ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Actual future results may be materially different from what we expect. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

Kisses From Italy Inc. (together with its subsidiaries), hereinafter referred to as “us,” “our,” “we,” or the “Company”) was incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business.

The Company operates through its wholly-owned subsidiaries, Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

We commenced operations by opening our initial corporate-owned restaurant in Fort Lauderdale, Florida in May 2015. By April 2016, we opened three additional restaurants located in various Wyndham Hotel properties in the Pompano Beach, Florida area. In September 2017, Hurricane Irma caused significant damage to the area, which resulted in Wyndham halting operations at its hotel properties for repairs and renovations and the closure of our Wyndham hotel locations. In December 2017, we vacated one of our restaurants in the Wyndham Hotel properties due to damage from the hurricane and have not re-opened such restaurant. During the first half of 2021, we consolidated the remaining two Wyndham stores into one location.

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

We opened our first European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid -19 in Europe.

Our two corporate-owned restaurants, one located in Fort Lauderdale, Florida, and one within the Wyndham location in Pompano Beach, Florida, have fully re-opened without limitation or any social distancing requirement.

In September 2019, the Company's common stock was approved for trading by FINRA and in October 2019 was approved for uplisting by the OTC Markets Group to the OTCQB under the symbol “KITL”.

In June of 2020, the Company entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management, Inc. (“Demasar”) to open and operate up to 100 restaurants in Canada. Under this Development Agreement, the developer is obligated to open a minimum of 20 restaurants by June 17, 2025. On November 20, 2021, we opened a franchise location under the Development Agreement in Montreal, Quebec, Canada.

In September of 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 40 stores across Ontario and Quebec, Canada.

In April of 2021, we entered into a Consulting Agreement (the “Consulting Agreement”) with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June of 2021, the Company’s first franchise location opened in Chino, California. In November of 2021, the Company opened its second franchise location in Montreal, Canada.

On March 9, 2022, Articles of Amendment to the Company’s Articles of Incorporation to increase the number of its authorized common stock from 200,000,000 shares to 300,000,000 shares became effective. Such action was approved by the Board of Directors on January 25, 2022 and a majority of the Company’s shareholders on January 27, 2022. The purpose of share increase is to make available additional shares of common stock for issuance of all the current obligations of the Company to issue common stock, including under outstanding convertible securities.

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

The Company’s two corporate-owned restaurants in Fort Lauderdale, Florida and the Wyndham location in Pompano Beach, Florida, have fully re-opened. The Company’s Bari location in Italy remains closed.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2021 and 2020

Revenue and Cost of Sales

Total revenues for the year ended December 31, 2021 were $400,662 compared to $514,038 during the year ended December 31, 2020. Revenues for the year ended December 31, 2021 was comprised of $364,662 in food sales and $36,116 in sales of branded products to retail locations in Canada, which the Company began selling in the fourth quarter of 2020; compared to food sales of $222,453 and franchise sales of $291,585 during the year ended December 31, 2020. The decrease in total revenues in 2021 compared to 2020 is due to $291,585 in franchise sales in the 2020 period compared to no franchise sales in 2021, offset to a lesser extent by the increase in food sales in the year ended December 31, 2021 due to the mitigation of the impact of Covid-19.

Cost of goods sold during the year ended December 31, 2021 was $203,121 compared to $114,101 during the year ended December 31, 2020. This increase is attributable to higher food sales volumes in the year ended December 31, 2021 and franchise sales in the year ended December 31, 2020 with no cost of goods sold associated with those sales.

Operating expenses

Operating expenses were $4,337,390 for the year ended December 31, 2021, compared to $3,640,846 during the year ended December 31, 2020. Non-cash stock-based compensation was $3,765,591 and $2,978,201 for the years ended December 31, 2021 and December 31, 2020, respectively. Excluding the stock-based compensation in both periods, operating expenses were $571,999 for the year ended December 31, 2021 compared to $662,645 for the year ended December 31, 2021. This decrease is primarily attributable to a decrease in depreciation expense of $47,373 and a decrease in payroll of $36,547. The decrease in payroll is attributable to employee retention tax credits enacted by the government due to Covid-19, available to employers in the restaurant industry to reduce the employer’s share of certain payroll taxes.

Other income and expense

Other expenses comprising interest expense was $798,877 for the year ended December 31, 2021 compared to $497,613 during the year December 31, 2021. The decrease in other expenses is attributable to fewer conversions of equity instruments with beneficial conversion issues in which interest expense was recognized.

Net Loss

As a result of the forgoing, the net loss attributable to Kisses From Italy Inc. for the year ended December 31, 2021 was $4,942,113 for the year ended December 31, 2021 compared to a net loss attributable to Kisses of Italy, Inc of $3,709,402 for same period ended December 31, 2020.

Liquidity and Capital Resources

On December 31, 2021, we had $139,485 in cash and cash equivalents.

Net cash used in operating activities was $451,591 during the year ended December 31, 2021, compared to net cash used of $169,984 during the year ended December 31, 2020. The increase in net cash used in operating activities of $273,000 is primarily attributable to an increase in net loss, net of non-cash stock based compensation, in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Net cash provided by financing activities was $555,650 for the year ended December 31, 2021 compared to $181,761 during the year ended December 31, 2020. The increase in net cash provided by financing activities is primarily attributable to sales of common stock of $435,650 in 2021 compared to $19,990 in the year ended December 31, 2020.

Net cash used in investing activities was $1,910 due to the purchase of fixed assets during the year ended December 31, 2021 compared to $1,136 during the period ended December 30, 2020.

During the next year, we estimate that we will need approximately $1,000,000 to fully effectuate our business development plans, including opening additional company-owned restaurants and continuing to develop and enhance the marketing of our franchise concept. Subject to the continued impact of Covid-19, we currently believe that we can open at least two additional restaurants for approximately $300,000. We believe that continuing to open company-owned restaurants will assist us to market other locations.

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

Going Concern

Our consolidated financial statements were prepared assuming that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of the financial statements that may be necessary should we be unable to continue in operation. In addition, the Company continues to experience negative cash flows from operations. Also, if the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Off-Balance sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. See Note 2 – Summary Of Significant Accounting Policies to our Financial Statements.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position, or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company and are not required to provide the information under this Item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kisses From Italy Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kisses From Italy, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kisses From Italy, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 15, 2022

Kisses From Italy Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$139,485	$37,336
Accounts receivable	12,900	5,761
Other receivable	48,443	4,839
Inventory	5,270	4,051
Total current assets	206,098	51,987
Property and equipment, net	5,793	8,480
Other Assets	2,745	2,635
Total assets	$214,635	$63,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,665	$64,762
Accrued liabilities	134,505	148,519
Total current liabilities	187,170	213,281
Notes payable	12,171	12,171
Convertible Notes	10,000	10,000
Total liabilities	209,341	235,451

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 240,080 shares and 79,610 shares issued and outstanding as of December 31, 2021 and December 31 2020, respectively	240	80
Common stock, $0.001 par value, 200,000,000 shares authorized; and 180,913,582 and 154,832,335 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	180,913	154,832
Additional paid-in capital	13,702,813	8,612,683
Accumulated deficit	(13,859,006)	(8,916,893)
Total Kisses From Italy Stockholders' Deficit	24,960	(149,298)
Non-controlling interest	(19,665)	(23,052)
Total stockholders' equity	5,295	(172,350)
Total liabilities and equity	$214,635	$63,101

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Food sales	$400,662	$222,453
Franchise sales	–	291,585
Total Revenue	400,662	514,038
Cost of goods sold	203,121	114,101
Gross margin	197,540	399,937
Operating expenses:
Depreciation and amortization	4,597	51,970
Executive compensation	21,327	17,631
Stock based compensation -related party	1,987,200	720,000
Stock based compensation	1,778,390	2,258,201
Payroll and other expenses	86,532	123,079
Rent	130,198	125,644
Consulting and professional fees	171,865	189,826
General and administrative	157,280	154,495
Total operating expenses	4,337,390	3,640,846
Income (loss) from operations	(4,139,849)	(3,240,909)
Other income (expense)
Interest income (expense), net	(798,877)	(497,613)
Total other income (expense)	(798,877)	(497,613)
Income (loss) before income taxes	(4,938,727)	(3,738,522)
Provision for income taxes (benefit)	–	–
Net loss	(4,938,727)	(3,738,522)
Less: net gain(loss) attributable to non-controlling interests	3,387	(29,120)
Net loss attributable to Kisses From Italy Inc.	$(4,942,113)	$(3,709,402)

Basic and diluted earnings (loss) per common share	$(0.03)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	168,615,951	140,515,422

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2019	–	$–	–	$–	50,000	$50	126,550,535	$126,550	$4,945,109	$6,068	$(5,207,491)	$(129,714)

Net loss	–	–	–	–	–	–	–	–	–	–	(3,709,402)	(3,709,402)

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(29,120)	–	(29,120)

Issuance of Series C Preferred Stock	–	–	–	–	155,600	156	–	–	155,691	–	–	155,847

Conversion of Series C Preferred Stock to common stock	–	–	–	–	(125,990)	(126)	2,690,000	2,690	(2,361)	–	–	203

Beneficial conversion feature of Series C Preferred Stock	–	–	–	–	–	–	–	–	491,645	–	–	491,645

Private placement of common stock	–	–	–	–	–	–	200,000	200	19,790	–	–	19,990

Stock issued for services	–	–	–	–	–	–	25,391,800	25,392	3,002,809	–	–	3,028,201

Balance, December 31, 2020	–	$–	–	$–	79,610	$80	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Kisses from Italy Inc,

Consolidated Statements of Changes in Stockholders' Equity (continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Retained	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Earnings	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Issuance of common stock in private placement	–	–	–	–	–	–	1,750,000	1,750	173,250	–	–	175,000

Issuance of stock options for services	–	–	–	–	–	–	–	–	1,239,823	–	–	1,239,823

Issuance of Series C Preferred Stock	–	–	–	–	380,650	381	–	–	1,175,400	–	–	1,175,781

Conversion of Series C Preferred to common stock	–	–	–	–	(220,180)	(220)	5,922,913	5,923	(5,702)	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	18,408,334	18,408	2,507,359	–	–	2,525,768

Non-controlling interest, net income	–	–	–	–	–	–	–	–	–	3,387	–	3,387

Net loss	–	–	–	–	–	–	–	–	–	–	(4,942,113)	(4,942,113)

Balance, December 31, 2021	–	$–	–	$–	240,080	$240	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Cash flows from operating activities of continuing operations:
Net income (loss)	$(4,942,113)	$(3,709,402)
Net income (loss) attributable to non-controlling interest	3,387	(29,120)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,597	51,970
Stock-based compensation for services	3,765,591	3,028,201
Beneficial conversion feature of Preferred C Stock	795,131	491,645
Changes in operating assets and liabilities:
Other assets	(110)	29
Accounts receivable	(7,139)	(5,761)
Account receivable-other	(43,603)	(2,064)
Inventory	(1,219)	–
Accounts payable	(12,099)	(724)
Accrued liabilities	(14,014)	5,243
Net cash used in operating activities	(451,591)	(169,984)

Cash flows from investing activities:
Purchase of fixed assets	(1,910)	(1,136)
Net cash used in financing activities	(1,910)	(1,136)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net	–	(6,000)
Proceeds from notes payable, net	–	12,171
Proceeds from the sale of common stock	435,650	19,990
Proceeds from the sale of preferred stock	120,000	155,600
Net cash provided by financing activities	555,650	181,761

Impact of foreign exchange	–	(146)
Net increase in cash and cash equivalents	102,149	10,495
Cash and cash equivalents at beginning of period	37,336	26,841
Cash and cash equivalents at end of period	$139,485	$37,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Notes to Unaudited Consolidated Financial Statements

For the Year Ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and has not re-opened that location. In June 2021, the Company consolidated its two Wyndham stores into one location to become more efficient. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid -19 in Europe.

In June 2021 and November 2021 the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the onset of Covid-19 the Company has temporarily waived any franchise fees at both locations so that the franchisees could establish operations at each of those locations.

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

Covid-19 and we believe, the US’s response to the pandemic has significantly affected the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Except for our Bari location which remains closed, our US locations are now open and are operating at near pre-Covid revenue levels.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

As of December 31, 2021, and December 31, 2020, our trade receivable amounted to $12,900 and $5,761, respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of two components, a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of December 31, 2021 and December 31, 2020 the Company had ERC credits receivable of $41,717 and no ERC credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of December 31, 2021 and December 31, 2020, respectively, the Company had a VAT net receivable from its Bari location amounting to $4,839.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and December 31, 2020, the Company cash equivalents totaled $139,485 and $37,336, respectively.

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

Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05,“Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

On Dec. 18, 2019, FASB released Accounting Standards Update (“ASU”) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

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

We expect that the adoption of this guidance will have no impact on our financial statements.

Canadian Government and Provincial Sales Tax (“G.S.T.” and “P.S.T.”)

The Company does not collect any Canadian G.S.T. (Government Sales Tax) and P.S.T. (Provincial Sales Tax) as the Company acts as product distributor and not as a final sales retailer.

Inventory

Inventory is comprised of alcoholic beverages at our Bari location in Italy which opened in 2019 and inventory for retail sales held in Canada. Our US locations do not have liquor licenses. The balance of inventory at December 31, 2021 and December 31, 2020 was $5,270 and $4,051, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies. Since the Company is classified as a small reporting company and has a calendar-year end, the Company is eligible for deferring the adoption of ASC 842 to December 15, 2021.

While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of December 31, 2021 the Company had cash on hand of $139,485 and an accumulated deficit of $13,859,006.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2021 and December 31, 2020, the Company had $5,793 and $8,480 in property and equipment, all located at its Bari location in Italy. As of March 31, 2021 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED AND OTHER LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Sales tax payable	$4,666	$3,804
Accrued interest payable	4,363	2,067
Payroll tax liabilities	125,476	142,648
Total accrued liabilities	$134,505	$148,519

The Company is in arrears on its payroll tax payments as of December 31, 2021. Included in the “payroll tax liabilities” as of December 31, 2021 is approximately $43,001 in interest and penalties.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of December 31, 2021 and December 31, 2020, we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of December 31, 2021 and December 31, 2020, the outstanding principal balance of convertible notes was $10,000.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of common stock. On December 31, 2021 and December 31, 2020, there were 180,913,582 and 154,832,335 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the year ended December 31, 2021, the Company issued the following shares of common stock:

•	14,000,000 shares to its executive officers valued at $1,987,200
•	4,408,334 shares to service providers valued at $538,568
•	1,750,000 shares to accredited investors for gross proceeds of $175,000
•	5,922,903 shares upon the conversion of Series C Stock

These shares were valued based on the trading price of the Company’s stock on the date of approval of the respective share issuances by the Company’s Board of Directors times the number of shares issued.

Preferred Stock

On December 19, 2019, the Company filed a Certificate of Designation with the State of Florida to designate 1,500,000 shares of the Company’s authorized preferred stock as Series A Preferred Stock (“Series A Stock”), 5,000,000 shares as Series B Preferred Stock (“Series B Stock”) and 1,000,000 shares as Series C Preferred Stock (“Series C Stock”).

A summary of the material provisions of the Certificate of Designation governing the Series A Stock, the Series B Stock and the Series C Stock is as follows:

Series A Stock

The Series A Stock is not convertible. Each share of Series A Stock shall entitle the holder to three hundred votes for each share of Series A Stock. Any amendment to the Certificate of Designation requires the consent of the holders of at least two-thirds of the shares of Series A Stock then outstanding. The holders of Series A Stock are not entitled to dividends until and unless determined by the Board of Directors of the Company.

Liquidation Preference

No distribution shall be made to holders of shares of capital stock ranking junior to the Series A Preferred Stock upon liquidation, dissolution or winding-up of the Company. The Series A Stock ranks pari passu with the Series C Stock.

There were no shares of Series A Stock outstanding as of December 31, 2021 and December 31, 2020.

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the price paid by the holder for the shares. The Board has the authorization to establish a minimum price for the conversion price of the Series B Stock (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of the Series B Stock shall not be entitled to voting rights except as otherwise provided by applicable law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

Liquidation Preference

The holders of Series B Stock shall not be entitled to any distributions upon a liquidation of the Company.

Restrictions of Transferability

The shares of the Series B Stock shall not, directly, or indirectly, be sold, hypothecated, transferred, assigned, or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

There were no shares of Series B Stock outstanding as of December 31, 2021.

Series C Stock

The Series C Stock is convertible at any time by the holder into the number of shares of common stock of the Company on the basis of three times the price paid for the shares divided by the floor price of $0.10 established by the Board of Directors. The holders of the Series C Stock shall not be entitled to voting rights except as otherwise provided for by applicable law. The holders of Series C Stock are not entitled to dividends until and unless determined by the Board.

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

Restrictions of Transferability

The Series C Stock shall not, directly, or indirectly, be sold, hypothecated, transferred, assigned, or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

As of December 31, 2021 and December 31, 2020 there were 240,080 shares and 79,610 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021 the Company had three operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet and has paid $3,273 per month since 2018, pending completion of the required renovations to the exterior and interior of the property necessitated due to hurricane damage that occurred to the location in 2018. The landlord has been very slow in making these changes. It was agreed upon that when work was completed, and approved by the City of Fort Lauderdale, the rent would be increased to the market rate at that time. Beginning on May 1, 2021, the rent increased to $5,857.50 per month and was renewed by the Company for an additional five-year term with standard annual escalator costs.

•	Kisses-Palm Sea Royal LLC based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy Italia SRLS based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a six-year lease which ends on May 5, 2024 and has an optional automatic renewal provision for six years.

NOTE 10 – SUBSEQUENT EVENTS

For the period from January 1, 2022 through the date of this Report, the Company received $143,090 in proceeds from the sale of a 12% convertible promissory note due in April 11, 2023. In connection with the issuance of the note, the Company issued 500,000 common shares as a commitment fee. Additionally the Company issued 3,000,000 common shares upon the conversion of 100,000 Series C Preferred shares. Also, a Company officer purchased 5,000 Preferred C shares for $5,000.

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

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Inherent Limitations

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on its assessment, management has concluded that as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michele Di Turi	46	Co-Chief Executive Officer, President, and Chairman of the Board
Claudio Ferri	46	Co-Chief Executive Officer, Chief Investment Officer, and a director
Leonardo Fraccalvieri	39	Chief Operating Officer and Director

Our directors are elected for a term of one year and serve until such director’s successor is elected and qualified. Each executive officer serves at the pleasure of the Board of Directors.

Michele Di Turi has been our Co-Chief Executive Officer, President, and a director since our inception in March 2013. In addition, Mr. Di Turi was chief operating officer and a director of Sunshine Biopharma, Inc., a publicly held biotech company from October 15, 2009 until February 20, 2015. Since November 2008, Mr. Di Turi has also been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of non-regulated biotechnology and medical products. Prior thereto, from February 2003 through November 2008, Mr. Di Turi was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service. Mr. Di Turi’s investment experience led to his appointment to the Board.

Claudio Ferri has been our Co-Chief Executive Officer, Chief Investment Officer and a director since our inception in March 2013. From May 2001 through September 2013, Mr. Ferri was employed by State Street Global Advisors, Montreal, Canada as Vice President, Senior Portfolio Manager and Trader where his responsibilities included the management of Canadian government bonds and provincial/agency investment strategies and trading for active and enhanced fixed income portfolios. Mr. Ferri received a Bachelor of Commerce degree from Concordia University in 2001 with a major in finance. Mr. Ferri’s investment experience led to his appointment to the Board.

Leonardo Fraccalvieri has been our Chief Operating Officer and a director since our inception in March 2013. Previously, from April 2013 through January 2014, he was business development manager at Italy America Chamber of Commerce, West LA, CA, where he was responsible for management of project development and evaluation of Italian companies looking to expand in the US. From June 2012 through December 2013, Mr. Fraccalvieri was a business analyst at 10EQS Management Consulting where he was responsible for market strategy definition. From May 2009 through June 2011, he was a business development specialist at BusinessviaItaly, where he worked with companies looking to expand their business internationally to find new commercial partners abroad, as well as providing new business opportunities for foreign nationals. Mr. Fraccalvieri attended Universita’ Commerciale Luigi Bocconi Milano and received an undergraduate degree in Economics of International Market and New Technologies in Milan and a graduate degree from 2 Universita’ Commerciale Luigi Bocconi Milano in Milan where he received a Masters’ degree in International Management and Business Administration, majoring in Management Consulting and Strategy. Mr. Fraccalvieri’s business development experience led to his appointment to the Board.

Employment Agreements

We do not have employments agreements or consulting agreements with any of our officers or directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons beneficially owning more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2021, the Reporting Persons timely filed all such reports, except that Denis Senecal failed to file a Form 3 reporting his status as a 10% shareholder and beneficial ownership of 22,771,153 shares, Mr. DiTuri, our Co-Chief Executive Officer, President and a director, failed to timely file a Form 4 reporting the award of 5,000,000 shares of common stock as a bonus and Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, failed to timely file a Form 4 reporting the award of 5,000,000 shares of common stock as a bonus.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation awarded to, earned by, or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2021 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($)(5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michele Di Turi,	2021	21,327		993,600(1)					1,014,927
Co-Chief Executive Officer, President, and Chairman	2020	17,361	–	360,000 (2)	–	–	–	–	377,361

Claudio Ferri,	2021			993,600(3)					993,600
Co-Chief Executive Officer and Chief Investment Officer	2020	–	–	360,000 (4)	–	–	–	–	360,000

____________________

(1)	Represents a stock award of 7,000,000 shares for services performed
(2)	Represents a stock award of 3,600,000 for services performed
(3)	Represents a stock award of 7,000,000 shares for services performed
(4)	Represents a stock award of 3,600,000 for services performed
(5)	The value of all of the stock awards was determined by multiplying the numbers shares issued times the market price of the Company’s common stock on the date of approval of the share issuance by the Company’s Board of Director’s

Director Compensation

During the year ended December 31, 2021, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Stock Plan

We have not adopted a stock plan but may do so in the future.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 13, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Kisses From Italy Inc., 80 SW 8th Street, Suite 2000, Miami, Florida 33130.

As of April 13, 2022, there were 184,413,582 shares outstanding.

Name and Address of Beneficial Owner	# of Shares		% of Class

Directors and Executive Officers

Michele Di Turi	65,600,000		35.6%

Claudio Ferri(1)	43,010,000	(1)	23.1%

Leonardo Fraccalvieri	1,000,000		*

All officers and directors as a group (3 persons)	109,200,000		59.2%

5% Shareholders
Denis Senecal	21,671,153		12.3%

*	Less than 1%
(1)	Includes 410,000 shares held by Mr. Ferri’s wife. Excludes 15,100 shares of Series C Stock held by Mr. Ferri and 5,000 shares of Series C Stock held by Mr. Ferri’s spouse, which based upon the closing price of $0.0545 of the Company’s common stock on April 11, 2022, are convertible into 453,000 shares and 150,000 shares, respectively, of the Company’s common stock. The Series C Stock does not have voting rights.

Change-in-Control Agreements The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On April 19, 2021, we issued 5,000,000 shares of common stock to Mr. DiTuri, our Co-Chief Executive Officer, President and a director, as bonus compensation.

On April 19, 2021, we issued 5,000,000 shares of common stock to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, as bonus compensation.

On September 27, 2021 and October 1, 2021, we issued 692,841 and 4,102,097 shares to Senecal, a 10% shareholder, upon the conversion of 30,000 and 150,000 shares, respectively of Series C Stock.

On December 15, 2021, we issued 2,000,000 shares of common stock to Mr. DiTuri, our Co-Chief Executive Officer, President and a director, as bonus compensation.

On December 15, 2021, we issued 2,000,000 shares of common stock to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, as bonus compensation.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table presents audit fees rendered by BF Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Audit Fees	$43,200	$45,000
Total	$43,200	$45,000

Audit Fees consist of fees for professional services rendered for the audit of our financial statements included in our Annual Report on Forms 10-K and for the review of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on BF Borgers CPA PC’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to the Company’s Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 15, 2018)

3.4	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 26, 2019)

3.6	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on March 15, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2022)

4.1	Warrant, dated November 22, 2021 issued to MacRab LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2021)

4.2	Description of Securities *

10.1	Assignment of Lease Agreement between Registrant and Paradigm Shift Holdings, Inc. and Palm Vacation Group for Palm Aire Location (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 15, 2018)

10.2	Assignment of Lease Agreement between Registrant and Paradigm Holdings, Inc. and Sea Garden Beach and Tennis Resort, Inc. for Sea Garden Location (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 15, 2018)

10.3	Online Virtual Office Arrangement between Registrant and Regis Management Group, LLC commencing July 1, 2018 (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on May 15, 2018)

10.4	Form of 8% Convertible Debenture (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed on July 11, 2018)

10.5	Form of Convertible Debenture, 2018-9 Offering (incorporated by reference to the Company’s Annual Report on Form 10-K filed April 16, 2019)

10.6	Consulting Agreement, dated April 22, 2021, between the Company and Fransmart, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 28, 2021)

10.7	Development Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2020)

10.8	Distribution Financing -Lead Generation Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2020)

10.9	Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2020)

10.10	Investor Relations Consulting Agreement, between the Company and HIR Holdings, LLC (incorporated by reference to Company’s quarterly Report on Form 10-Q filed on November 13, 2020)

10.11	Corporate Communication Consulting Agreement between the Company and Impact IR (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

10.12	Standby Equity Commitment Agreement, dated November 22, 2021, between the Company and MacRab LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2021)

10.13	Registration Rights Agreement, dated November 22, 2021, between the Company and MacRab LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2021)

21.1	List of Subsidiaries *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instances Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

KISSES FROM ITALY INC.

Dated: April 15, 2022	By:	s/ Michele Di Turi
Michele Di Turi, Co-Chief Executive Officer and President (Principal Executive Officer)

	By:	s/ Claudio Ferri
Claudio Ferri, Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ Michele Di Turi	April 15, 2022
Michele Di Turi, Director

s/ Claudio Ferri	April 15, 2022
Claudio Ferri, Director

s/ Leonardo Fraccalvieri	April 15, 2022
Leonardo Fraccalvieri, Director

