Form 10-Q
period 2022-03-31
Kisses From Italy Inc.
filed 2022-05-23
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, there were 185,520,582 shares of the registrant's common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$25,095	$139,485
Accounts receivable	14,691	12,900
Other receivable	32,029	48,443
Inventory	10,849	5,270
Total current assets	82,664	206,098
Property and equipment, net	5,266	5,793
Right of use assets	540,844	–
Other Assets	2,745	2,745
Total assets	$631,519	$214,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,955	$52,665
Accrued liabilities	128,178	134,505
Lease liability short term	67,283	–
Total current liabilities	273,416	187,170
Lease liability-long term	473,561	–
Notes payable	12,171	12,171
Convertible Notes	10,000	10,000
Total liabilities	769,148	209,340

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 145,080 shares and 240,080 shares issued and outstanding as of March 31, 2022 and December 31 2021, respectively	145	240
Common stock, $0.001 par value, 200,000,000 shares authorized; 183,913,582 and 180,913,582 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	183,913	180,913
Additional paid-in capital	13,710,078	13,702,813
Accumulated deficit	(14,009,211)	(13,859,006)
Total Kisses From Italy Stockholders' Deficit	(115,075)	24,960
Non-controlling interest	(22,554)	(19,665)
Total stockholders' equity	(137,629)	5,295
Total liabilities and equity	$631,519	$214,635

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Food sales	$97,827	$114,679
Cost of goods sold	45,176	52,668
Gross margin	52,651	62,011
Operating expenses:
Depreciation and amortization	527	3,016
Stock based compensation -related party	5,170	–
Stock based compensation	–	300,000
Payroll and other expenses	45,833	50,755
Rent	32,888	28,106
Consulting and professional fees	61,103	63,752
General and administrative	57,931	34,965
Total operating expenses	203,450	480,594
Income (loss) from operations	(150,801)	(418,583)
Other income (expense)
Interest income (expense), net	(2,293)	(2,096)
Total other income (expense)	(2,293)	(2,096)
Income (loss) before income taxes	(153,094)	(420,679)
Provision for income taxes (benefit)	–	–
Net loss	(153,094)	(420,679)
Less: net gain(loss) attributable to non-controlling interests	(2,889)	1,183
Net loss attributable to Kisses From Italy, Inc.	$(150,205)	$(421,862)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic	183,546,915	157,381,779
Diluted	183,546,915	157,381,779

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80.00	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net loss	–	–	–	–	–	–	–	–	–	–	(421,862)	(421,862)

Issuance of common stock in a private placement							1,450,000	1,450	143,550			145,000

Issuance of common stock for services							1,500,000	1,500	298,500			300,000

Balance, March 31, 2021	–	$–	–	$–	79,610	$80	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,755)	$(148,029)

	Preferred Stock		Preferred Stock			Preferred Stock				Additional	Non-		Total
	Series A		Series B			Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value		Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	–	$–	–	$		240,080	$240	180,913,582	$180,913	13,702,813	$(19,665)	$(13,859,006)	$5,295

Net loss	–	–	–		–	–	–	–	–	–	–	(150,205)	(150,205)

Non-controlling interest, net income (loss)											(2,889)		(2,889)

Stock based compensation										5,170			5,170

Issuance of Series C Preferred Stock						5,000	5			4,995			5,000

Conversion of Series C Preferred to common stock						(100,000)	(100)	3,000,000	3,000	(2,900)			–

Balance, March 31, 2022	–	$–	–		$–	145,080	$145	183,913,582	$183,913	13,710,078	$(22,554)	$(14,009,211)	$(137,629)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Cash flows from operating activities of continuing operations:
Net income (loss)	$(153,094)	$(420,679)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	527	3,016
Stock-based compensation for services	5,170	300,000
Beneficial conversion feature of Preferred C Stock
Changes in operating assets and liabilities:
Other assets	–	1,544
Accounts receivable	(1,791)	(4,276)
Account receivable-other	16,414
Inventory	(5,579)	(285)
Accounts payable	25,290	(6,267)
Accrued liabilities	(6,327)	968
Net cash used in operating activities	(119,390)	(125,979)

Cash flows from investing activities:
Purchase of fixed assets	–	(1,910)
Net cash used in financing activities	–	(1,910)

Cash flows from financing activities:
Proceeds/payments from short term borrowings-net
Proceeds from notes payable, net
Proceeds from the sale of common stock	–	145,000
Proceeds from the sale of preferred stock	5,000	–
Net cash provided by financing activities	5,000	145,000

Impact of foreign exchange
Net increase in cash and cash equivalents	(114,390)	17,111
Cash and cash equivalents at beginning of period	139,485	37,336
Cash and cash equivalents at end of period	$25,095	$54,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of December 31, 2021, filed as part of the Company’s Annual Report on Form 10-K with the SEC on April 15, 2022.

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

As of March 31, 2022, and December 31, 2021, our trade receivable amounted to $14,691 and $12,900 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of two components, a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of March 31, 2021 and December 31, 2021 the Company had ERC credits receivable of $27,190 and $41,717 credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of March 31, 2022 and December 31, 2021, respectively, the Company had a VAT net receivable from its Bari location amounting to $4,839.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022 and December 31, 2021, the Company cash equivalents totaled $25,095 and $139,485, respectively.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies. Since the Company is classified as a small reporting company and emerging growth company and has a calendar-year end, the Company was eligible for deferring the adoption of ASC 842 to January 1, 2022.

In the first quarter of fiscal 2022, we adopted ASU 2016-02. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively. We expect the impact of adoption to be immaterial to our consolidated statements of operations and consolidated statements of cash flows on an ongoing basis. See Note 9. Leases, for additional information regarding additional lease disclosures.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations in Canada and alcoholic beverages at our Bari location in Italy. Our US locations do not have liquor licenses. During the three months ended March 31, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory at March 31, 2022 and December 31, 2021 was $10,849 and $5,270, respectively.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that will have a material effect on Company operations

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2022 the Company had cash on hand of $25,095 and an accumulated deficit of $14,009,211.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2022 and December 31, 2021, the Company had $5,266 and $5,793 in property and equipment, all located at its Bari location in Italy. As of March 31, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Sales tax payable	$8,924	$4,666
Accrued interest payable	4,806	4,363
Payroll tax liabilities	114,448	125,476
Total accrued liabilities	$128,178	$134,505

The Company is in arrears on its payroll tax payments as of March 31, 2022. “payroll tax liabilities” as of March 31, 2022 and December 31, 2021 is approximately $42,618 and $43,001 in interest and penalties.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2022 and December 31, 2021, the outstanding principal balance of convertible notes was $10,000.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of common stock. On March 31, 2022 and December 31, 2021, there were 183,913,582 and 180,913,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended March 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock

During the year ended December 31, 2021, the Company issued the following shares of common stock:

•	14,000,000 shares to its executive officers valued at $1,987,200
•	4,408,334 shares to service providers valued at $538,568
•	1,750,000 shares to accredited investors for gross proceeds of $175,000
•	5,922,903 shares upon the conversion of Series C Stock

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

There were no shares of Series A Stock outstanding as of March 31, 2022 and December 31, 2021.

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

There were no shares of Series B Stock outstanding as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021 there were 240,080 and 145,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – LEASES

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

During the three months ended March 31, 2022, the Company adopted ASC 842, and based on the present value of the lease payments for the remaining average lease term of the Company's existing leases noted above , the Company recognized $562,030 in noncurrent ROU assets, $88,469 in current lease liabilities and $473,561 in noncurrent lease liabilities from operating leases.

For the three months ended March 31, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $32,888 and $28,106, respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

On April 11, 2022, the Company entered into a securities purchase agreement, dated as of April 6, 2022, (the “Talos Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”), pursuant to which the Company issued to Talos a promissory note in the principal amount of $165,000 (the “Talos Note”). The Company received $148,500 gross proceeds from Talos due to the original issue discount on the Talos Note. In connection with the execution and delivery of the Talos Purchase Agreement and the issuance of the Talos Note, the Company issued to Talos 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company.

On April 13, 2022, the Company entered into a securities purchase agreement, dated as of April 11, 2022, (the “Blue Lake Purchase Agreement”) with Blue Lake Partners, LLC, a Delaware limited liability company (“Blue Lake”), pursuant to which the Company issued to Blue Lake a promissory note in the principal amount of $165,000.00 (the “Blue Lake Note”). The Company received $148,500 gross proceeds from Blue Lake due to the original issue discount on the Blue Lake Note. In connection with the execution and delivery of the Blue Lake Purchase Agreement and the issuance of the Blue Lake Note, the Company issued to Blue Lake 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company.

On May 13, 2022, the Company entered into a securities purchase agreement, dated as of May 11, 2022, (the “Fourth Man Purchase Agreement”) with Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued to Fourth Man a promissory note in the principal amount of $150,000 (the “Fourth Man Note”). The Company received $135,000 gross proceeds from Fourth Man due to the original issue discount on the Fourth Man Note. In connection with the execution and delivery of the Fourth Man Purchase Agreement and the issuance of the Fourth Man Note, the Company issued to Fourth Man, 607,000 commitment shares and a warrant to purchase an additional 1,500,000 shares of common stock of the Company.

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

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “Fourth Man Purchase Agreement”) with Fourth Man, LLC, a Nevada limited liability company (“Fourth Man”), pursuant to which the Company issued to Fourth Man a promissory note in the principal amount of $150,000.00 (the “Fourth Man Note”). The Company received $135,000 gross proceeds from Fourth Man due to the original issue discount on the Fourth Man Note. In connection with the execution and delivery of the Fourth Man Purchase Agreement and the issuance of the Fourth Man Note, the Company issued to Fourth Man 607,000 commitment shares and a warrant to purchase an additional 1,500,000 shares of common stock of the Company.

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

In April of 2021, we entered into a Consulting Agreement, as amended (the “Consulting Agreement”), with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June of 2021, the Company’s first franchise location opened in Chino, California. In November of 2021, the Company opened its second franchise location in Montreal, Canada.

Recent Developments

On April 11, 2022, the Company entered into a securities purchase agreement, dated as of April 6, 2022, (the “Talos Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”), pursuant to which the Company issued to Talos a promissory note in the principal amount of $165,000.00 (the “Talos Note”). The Company received $148,500 gross proceeds from Talos due to the original issue discount on the Talos Note. In connection with the execution and delivery of the Talos Purchase Agreement and the issuance of the Talos Note, the Company issued to Talos 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company.

On April 13, 2022, the Company entered into a securities purchase agreement, dated as of April 11, 2022, (the “Blue Lake Purchase Agreement”) with Blue Lake Partners, LLC, a Delaware limited liability company (“Blue Lake”), pursuant to which the Company issued to Blue Lake a promissory note in the principal amount of $165,000.00 (the “Blue Lake Note”). The Company received $148,500 gross proceeds from Blue Lake due to the original issue discount on the Blue Lake Note. In connection with the execution and delivery of the Blue Lake Purchase Agreement and the issuance of the Blue Lake Note, the Company issued to Blue Lake 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company.

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “Fourth Man Purchase Agreement”) with Fourth Man, LLC, a Nevada limited liability company (“Fourth Man”), pursuant to which the Company issued to Fourth Man a promissory note in the principal amount of $150,000.00 (the “Fourth Man Note”). The Company received $135,000 gross proceeds from Fourth Man due to the original issue discount on the Fourth Man Note. In connection with the execution and delivery of the Fourth Man Purchase Agreement and the issuance of the Fourth Man Note, the Company issued to Fourth Man 607,000 commitment shares and a warrant to purchase an additional 1,500,000 shares of common stock of the Company.

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2022, and March 31, 2021

Revenue and Cost of Sales

Total revenues for the three months ended March 31, 2022 were $97,287 compared to $114,679 during the three months ended March 31, 2021. Revenues for the three months ended March 31, 2022 were comprised of $91,838 in food sales and $5,989 in retail sales, compared to food sales of $104,894 in food sales and $9,785 in sales of branded products to retail locations in Canada during the three months ended March 31, 2021. The decrease in revenue is primarily attributable to the consolidation of its two Wyndham stores into one location in June 2021 to become more efficient. The Company intends to open a new location summer to replace the closed Wyndham location. Same store sales were up 30.7%

Cost of goods sold during the three months ended March 31, 2022, was $45,176 compared to $52,668 during the three months ended March 31, 2021. This is attributable to lower sales volumes.

Operating expenses

Operating expenses were $203,450 for the three months ended March 31, 2022, compared to $480,593 during the three months ended March 31, 2021. Non-cash stock-based compensation was $5,170 and $300,000, for the periods ended March 31, 2022 and March 31, 2021, respectively. Excluding the stock-based compensation in both periods, operating expenses were $203,450 for the three months ended March 31, 2022 compared to $180,593 for the three months ended March 31, 2021. This increase is primarily attributable to a one-time expenditure of $18,000 in franchise operations.

Other income and expense

Other expenses comprised of interest expense was $2,293 for the three months ended March 31, 2022 compared to $2,096 during the three months ended March 31, 2021

Net Loss

As a result of the foregoing during the three months ended March 31, 2022, we incurred a net loss of $153,094 and a net loss of $2,889 attributable to non-controlling interests, compared to a net loss of $421,862 and a net profit of $1,183 attributable to non-controlling interests for the three months ended March 31, 2021. The decrease in the net loss during the three months ended March 31, 2022 is primarily attributable to a decrease of $294,830 in stock based compensation in 2022 compared to 2021.

Liquidity and Capital Resources

On March 31, 2022, we had $25,095 in cash and cash equivalents.

Net cash used in operating activities was $119,390 during the three months ended March 31, 2022, compared to net cash used of $125,979 during the three months ended March 31, 2021. The slight decrease in net cash used in operating activities is primarily attributable to changes in operating assets and liabilities in the 2022 period.

Net cash provided by financing activities was $5,000 for the three months ended March 31, 2022, compared to $145,000 during the three months ended March 31, 2021. The decrease in net cash provided by financing activities is primarily attributable to proceeds of $5,000 from the sale of Preferred C stock in the 2022 period, compared to the sale of common stock in a private offering for proceeds of $145,000 in the three months ended March 31, 2021.

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

Going Concern

Our consolidated financial statements were prepared assuming that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements that may be necessary should we be unable to continue in operation. . In addition, the Company continues to experience negative cash flows from operations. Also, if the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to March 31, 2022, we raised $480,000 in gross proceeds as described in Subsequent Events, Note 10.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

None.

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
Date: May 23, 2022
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: May 23, 2022
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

