Form 10-Q
period 2022-06-30
Kisses From Italy Inc.
filed 2022-08-12
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 12, 2022, there were 185,520,582 shares of the registrant's common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$277,205	$139,485
Accounts receivable	15,089	12,900
Prepaid expenses	19,744	–
Other receivables	54,029	48,443
Inventory	16,833	5,270
Total current assets	382,900	206,098
Property and equipment, net	4,740	5,793
Right of use assets	519,048	–
Other Assets	2,745	2,745
Total assets	$909,433	$214,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,358	$52,665
Accrued liabilities	155,668	134,505
Lease liability - short term	45,487	–
Notes payable	12,171	–
Convertible notes	490,000	–
Total current liabilities	787,684	187,170
Lease liability- long term	473,561
Notes payable-long term	–	12,171
Convertible notes -long term	–	10,000
Total liabilities	1,261,245	209,340

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 145,080 shares and 240,080 shares issued and outstanding as of June 30, 2022 and December 31 2021, respectively	145	240
Common stock, $0.001 par value, 200,000,000 shares authorized; 185,520,582 and 180,913,582 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	185,520	180,913
Additional paid-in capital	13,881,508	13,702,813
Accumulated deficit	(14,415,850)	(13,859,006)
Total Kisses From Italy Stockholders' Deficit	(348,677)	24,960
Non-controlling interest	(3,135)	(19,665)
Total stockholders' equity	(351,812)	5,295
Total liabilities and equity	$909,433	$214,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Food sales	$112,135	$128,074	$209,962	$242,752
Total Revenue	112,135	128,074	209,962	242,752
Cost of goods sold	60,769	59,641	105,945	112,309
Gross margin	51,366	68,433	104,017	130,443
Operating expenses:
Depreciation and amortization	526	527	1,053	3,543
Stock based compensation - related party	–	–	5,170	–
Stock based compensation	–	2,931,573	–	3,231,573
Payroll and other expenses	(6,288)	(16,556)	39,545	34,199
Rent	36,093	25,321	68,981	53,427
Consulting and professional fees	59,748	29,874	120,852	93,625
General and administrative	48,297	37,925	106,227	72,890
Total operating expenses	138,377	3,008,664	341,828	3,489,257
Income (loss) from operations	(87,010)	(2,940,231)	(237,811)	(3,358,814)
Other income (expense)
Interest income (expense), net	(300,211)	(250,106)	(302,504)	(252,202)
Total other income (expense)	(300,211)	(250,106)	(302,504)	(252,202)
Income (loss) before income taxes	(387,220)	(3,190,337)	(540,314)	(3,611,016)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(387,220)	(3,190,337)	(540,314)	(3,611,016)
Less: net income (loss) attributable to non-controlling interests	19,419	14,977	16,530	16,160
Net loss attributable to Kisses From Italy, Inc.	$(406,639)	$(3,205,314)	$(556,844)	$(3,627,176)

Basic earnings (loss) per common share	$(0.00)	$(0.02)	$(0.00)	$(0.02)
Diluted earnings (loss) per common share	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted -weighted average number of shares outstanding:
Basic	185,101,890	167,077,939	184,328,698	162,256,644
Diluted	185,101,890	167,077,939	184,328,698	162,256,644

The accompanying notes are an integral part of the condensed consolidated financial statements.

Kisses from Italy

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80.00	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net loss		–		–		–		–	–	–	(421,862)	(421,862)

Non-controlling interest, net income (loss)										1,183		1,183

Issuance of common stock in a private placement							1,450,000	1,450	143,550			145,000

Issuance of common stock for services							1,500,000	1,500	298,500			300,000

Balance, March 31, 2021	–	$–	–	$–	79,610	$80	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,755)	$(148,029)

Net income (loss)		–		–		–		–	–	–	(3,205,314)	(3,205,314)

Non-controlling interest, net income (loss)										$14,977		14,977

Issuance of common stock for services							10,100,000	$10,100	1,681,650			1,691,750

Issuance of stock options for services									1,239,823			1,239,823

Issuance of common stock in private placement							300,000	$300	29,700			30,000

Issuance of Series C Preferred Stock					90,000	90			339,570			339,660

Conversion of Series C Preferred to Common stock					(10,000)	(10)	300,000	$300	(290)			–

Balance, June 30, 2021	–	$–	–	$–	159,610	$160	168,482,335	$168,482	$12,345,186	$(6,892)	$(12,544,069)	$(37,133)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	–	–	–		240,080	$240	180,913,582	$180,913	13,702,813	$(19,665)	$(13,859,006)	$5,295

Net loss		–		–		–		–	–	–	(150,205)	(150,205)

Non-controlling interest, net income (loss)										(2,889)		(2,889)

Stock based compensation									5,170			5,170

Issuance of Series C Preferred Stock					5,000	5			4,995			5,000

Conversion of Series C Preferred to common stock					(100,000)	(100)	3,000,000	3,000	(2,900)			–

Balance, March 31, 2022	–	$–	–	$–	145,080	$145	183,913,582	$183,913	13,710,078	$(22,554)	$(14,009,211)	$(137,629)

Net loss		–		–		–		–	–	–	(406,639)	(406,639)

Non-controlling interest, net income (loss)										19,419		19,419

Issuance of common stock as financing commitment shares							1,607,000	1,607	73,977			75,584

Issuance of warrants in connection with debt									97,453			97,453

Balance, June 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	13,881,508	$(3,135)	$(14,415,850)	$(351,812)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2022	2021

Cash flows from operating activities of continuing operations:
Net income (loss)	$(540,314)	$(3,611,016)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,053	3,543
Stock-based compensation for services	5,170	3,231,573
Issuance of financing commitment shares	75,584	–
Issuance of financing commitment warrants	97,453	–
Beneficial conversion feature of Preferred C Stock	–	249,660
Changes in operating assets and liabilities:
Other assets	(19,744)	(109)
Prepaid expenses
Accounts receivable	(2,189)	(4,786)
Account receivable-other	(5,586)	(60,008)
Inventory	(11,563)	(4,238)
Accounts payable	31,693	(8,843)
Accrued liabilities	21,163	(370)
Net cash used in operating activities	(347,280)	(204,594)

Cash flows from investing activities:
Purchase of fixed assets	(0)	(1,910)
Net cash used in financing activities	(0)	(1,910)

Cash flows from financing activities:
Proceeds from convertible notes	480,000	–
Proceeds from the sale of common stock	–	175,000
Proceeds from the sale of preferred stock	5,000	80,000
Net cash provided by financing activities	485,000	255,000

Net increase in cash and cash equivalents	137,720	48,496
Cash and cash equivalents at beginning of period	139,485	37,336
Cash and cash equivalents at end of period	$277,205	$85,832

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

  The accompanying notes are an integral part of the condensed consolidated financial statements.

KISSES FROM ITALY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022, and December 31, 2021, our trade receivable amounted to $15,089 and $12,900 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of three components, a receivable from a franchisee, and a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of June 30, 2021 and December 31, 2021 the Company had ERC credits receivable of $27,190 and $41,717 credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of June 30, 2022 and December 31, 2021, respectively, the Company had a VAT net receivable from its Bari location amounting to $4,839.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of June 30, 2022 and December 31, 2021 the balance on the franchisee receivable was $22,000 and $-0-, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2022 and December 31, 2021, the Company cash equivalents totaled $277,205 and $139,485, respectively.

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

On December 18, 2019, FASB released Accounting Standards Update (“ASU”) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

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

Inventory

Inventory is comprised of wholesale food inventory at our retail operations in Canada and alcoholic beverages at our Bari location in Italy. Our US locations do not have liquor licenses. During the three months ended March 31, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory at June 30, 2022 and December 31, 2021 was $16,833 and $5,270, respectively.

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

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The Company adopted this guidance on January 1, 2022.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s financial statements and financial statement disclosures.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2022 the Company had cash on hand of $277,205 and an accumulated deficit of $14,415,850.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2022 and December 31, 2021, the Company had $4,740 and $5,793 in property and equipment, all located at its Bari location in Italy. As of June 30, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Sales tax payable	$10,849	$4,666
Accrued interest payable	52,406	4,363
Payroll tax liabilities	92,413	125,476
Total accrued liabilities	$155,668	$134,505

The Company is in arrears on its payroll tax payments as of June 30, 2022. As of June 30, 2022 and December 31, 2021 “payroll tax liabilities” was approximately $53,856 and $43,001 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, we had two unsecured 8% notes payable amounting to $12,171 that mature in June 2023.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2022 and December 31, 2021, the outstanding principal balance of convertible notes was $490,000 and $10,000, respectively.

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

Each of the notes bear interest at 12% and has a fixed price conversion to common stock at $0.025 per share.

As a result of the above transactions, the Company recorded $173,037 in financing fees on these transactions

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 200,000,000 shares of common stock. On June 30, 2022 and December 31, 2021, there were 185,520,582 and 180,913,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the six months ended June 30, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453

During the year ended December 31, 2021, the Company issued the following shares of common stock:

•	14,000,000 shares to its executive officers valued at $1,987,200
•	4,408,334 shares to service providers valued at $538,568
•	1,750,000 shares to accredited investors for gross proceeds of $175,000
•	5,922,903 shares upon the conversion of Series C Stock

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

There were no shares of Series A Stock outstanding as of June 30, 2022 and December 31, 2021.

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

There were no shares of Series B Stock outstanding as of June 30, 2022.

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

As of June 30, 2022 and December 31, 2021 there were 145,080 and 240,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

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

During the three months ended March 31, 2022, the Company adopted ASC 842, and based on the present value of the lease payments for the remaining average lease term of the Company’s existing leases noted above, the Company recognized $562,030 in noncurrent ROU assets, $88,469 in current lease liabilities and $473,561 in noncurrent lease liabilities from operating leases.

For the six months ended June 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $68,981 and $53,427 respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

On July 26, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), pursuant to which the Company issued the Lender a promissory note in the principal amount $70,000.00 (the “Note”). The Note bears interest at a rate of 9% per annum and is due and payable on July 26, 2023. Upon an event of default under the Note, the interest increases to 22%.

The Company has the right to prepay the Note in full at any time upon three trading days’ prior written notice, subject to a prepayment penalty if the Note is prepaid on or before January 22, 2023. The prepayment penalty is equal to 20% of the outstanding principal and interest under the Note for prepayment made on or before September 24, 2022, 25% of the outstanding principal and interest under the Note for prepayment made between September 25, 2022 and November 23, 2022 and 29% of the outstanding principal and interest under the Note for prepayment made between September 26, 2022 and January 22, 2023.

The Note is convertible at the option of the Lender at any time after January 22, 2023 at a conversion price equal to 65% of the lowest closing bid price of the Company’s common stock on the OTCQB market or other applicable exchange during the ten trading days preceding the conversion date, provided that no such conversion may result in the Lender and its affiliates beneficially owning more than 4.99% of the then outstanding shares of the common stock of the Company. For as long as the Note is outstanding, the Company must have authorized and reserved, free of preemptive rights, six times the number of shares issuable upon full conversion of the Note (initially 25,846,153 shares), subject to the 4.99% beneficial ownership limitation.

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

In September 2019, the Company’s common stock was approved for trading by FINRA and in October 2019 was approved for uplisting by the OTC Markets Group to the OTCQB under the symbol “KITL”.

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

In September of 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 50 stores across Ontario and Quebec, Canada.

In April of 2021, we entered into a Consulting Agreement with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June of 2021, the Company’s first franchise location opened in Chino, California. In November of 2021, the Company opened its second franchise location in Montreal, Canada.

On March 9, 2022, Articles of Amendment to the Company’s Articles of Incorporation to increase the number of its authorized common stock from 200,000,000 shares to 300,000,000 shares became effective. Such action was approved by the Board of Directors on January 25, 2022 and a majority of the Company’s shareholders on January 27, 2022. The purpose of the share increase was to make available additional shares of common stock to meet the current obligations of the Company to issue common stock, including under outstanding convertible securities.

Recent Developments

On July 26, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company ( the “Lender”), pursuant to which the Company issued the Lender a promissory note in the principal amount $70,000.00 (the “Note”). The Note bears interest at a rate of 9% per annum and is due and payable on July 26, 2023. Upon an event of default under the Note, the interest increases to 22%.

The Company has the right to prepay the Note in full at any time upon three trading days’ prior written notice, subject to a prepayment penalty if the Note is prepaid on or before January 22, 2023. The prepayment penalty is equal to 20% of the outstanding principal and interest under the Note for prepayment made on or before September 24, 2022, 25% of the outstanding principal and interest under the Note for prepayment made between September 25, 2022 and November 23, 2022 and 29% of the outstanding principal and interest under the Note for prepayment made between September 26, 2022 and January 22, 2023.

The Note is convertible at the option of the Lender at any time after January 22, 2023 at a conversion price equal to 65% of the lowest closing bid price of the Company’s common stock on the OTCQB market or other applicable exchange during the ten trading days preceding the conversion date, provided that no such conversion may result in the Lender and its affiliates beneficially owning more than 4.99% of the then outstanding shares of the common stock of the Company. For as long as the Note is outstanding, the Company must have authorized and reserved, free of preemptive rights, six times the number of shares issuable upon full conversion of the Note (initially 25,846,153 shares), subject to the 4.99% beneficial ownership limitation.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic has had a negative on the global economy, leading to disruptions and volatility in the global financial markets. The continuing effect of the Covid-19 continues to be uncertain and subject to change. We do not know the full extent of the effects on the economy, the markets we serve, our business, or our operations in the future.

The Company’s two corporate-owned restaurants in Fort Lauderdale, Florida and the Wyndham location in Pompano Beach, Florida, have fully re-opened without any Covid-19 restrictions. The Company’s Bari location in Italy remains closed due to such restrictions.

Going forward there can be no assurance that our restaurants will be allowed to remain open or if open, at full capacity, or that we can achieve historic sales levels.

Results of Operations

Three months ended June 30, 2022, and June 30, 2021[

Revenue and Cost of Sales

Total revenues for the three months ended June 30, 2022 were $112,135 compared to $128,974 during the three months ended June 30, 2021. The decrease in revenue is primarily attributable to lower sales at the Company’s Kisses From Italy 9th LLC’s restaurant based in Fort Lauderdale, Florida.

Cost of goods sold during the three months ended June 30, 2022, was $60,769 compared to $59,641 during the three months ended June 30, 2021. This increase despite lower sales is attributable to higher food costs due to the high inflationary trends in the food industry.

Operating expenses

Operating expenses were $138,377 for the three months ended June 30, 2022, compared to $3,008,664 during the three months ended June 30, 2021. Non-cash stock-based compensation was $-0- and $2,931,573,  for the periods ended June 30, 2022 and June 30, 2021, respectively. Excluding the stock-based compensation in the three months ended June 30, 2021, operating expenses were $138,377 and $77,091, respectively. The increase in expenses in the three month period ended June 30, 2022 period is primarily attributable to an increase in rent of $10,772, an increase in consulting and professional fees of $29,874 and an increase in G&A expense of $10,372, over 2021 levels. The increases are due to higher expenses due to inflationary trends, as well as increased professional fees associated with raising capital to fund the Company’s operations.

Other income and expense

Other expense was comprised of interest expense was $300,211 for the three months ended June 30, 2022 compared to $250,106 during the three months ended June 30, 2021. The increase in the 2022 period is due to costs associated with the Company’s convertible note financings.

Net Loss

As a result of the foregoing during the three months ended June 30, 2022, we incurred a net loss of $387,220 and a net gain of $19,419 attributable to non-controlling interests in the three months ended June 30, 2022, compared to a net loss of $3,190,337 and a net profit of $14,977 attributable to non-controlling interests for the three months ended June 30, 2021. The decrease in the net loss during the three months ended June 30, 2022 is primarily attributable to $2,931,573 in stock based compensation in the three months ended June 30, 2021, compared to zero in 2021.

Six months ended June 30, 2022, and June 30, 2021

Revenue and Cost of Sales

Total revenues for the six months ended June 30, 2022 were $209,962 compared to $242,752 during the six months ended June 30, 2021. The decrease in revenue is primarily attributable to lower sales at the Company’s Kisses From Italy 9th LLC’s restaurant based in Fort Lauderdale, Florida.

Cost of goods sold during the six months ended June 30, 2022, was $105,945 compared to $112,309 during the three months ended June 30, 2021. This decrease in cost of sales is attributable to lower sales offset by higher food costs due to the high inflationary trends in the food industry.

Operating expenses

Operating expenses were $341,828 for the six months ended June 30, 2022, compared to $3,489,257 during the six months ended June 30, 2021. Non-cash stock-based compensation was $5,170 and $3,231,573 for the six months ended June 30, 2022 and June 30, 2021, respectively. Excluding the stock-based compensation in the six months ended June 30, 2022 and 2021, operating expenses were $336,658 and $257,684, respectively. The increase in expenses in the six month period ended June 30, 2022 period is attributable to an increase in rent of $15,554, an increase in consulting and professional fees of $27,277 and an increase in G&A expense of $33,337 over 2021 levels. The increases are due to higher expenses due to inflationary trends, as well as increased professional fees associated with raising capital to fund the Company’s operations.

Other income and expense

Other expenses comprised of interest expense was $302,504 for the six months ended June 30, 2022 compared to $252,202 during the six months ended June 30, 2021. The increase in the 2022 period is due to costs associated with the Company’s convertible note financings.

Net Loss

As a result of the foregoing during the six months ended June 30, 2022, we incurred a net loss of $535,144 and a net gain of 16,530 attributable to non-controlling interests in 2022, compared to a net loss of $3,611,016 and a net profit of $16,160 attributable to non-controlling interests for the six months ended June 30, 2021. The decrease in the net loss during the six months ended June 30, 2022 is primarily attributable to $3,231,573 in stock based compensation in the six months ended June 30, 2021, compared to $5,170 in the six months ended June 30, 2021.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $277,205 as of June 30, 2022.

The Company has historically financed its operations through convertible notes and equity issuances.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company continues to estimate the effects of the COVID-19 outbreak on its operations and financial condition. While significant uncertainty remains, the Company believes that the COVID-19 outbreak will continue to have a negative impact on the ability to raise financing and access capital.

Net cash used in operating activities was $347,280 during the six months ended June 30, 2022, compared to net cash used of $204,594 during the six months ended June 30, 2021. The increased net cash used in operating activities for the 2022 period compared to 2021 is primarily attributable to a decrease in profitability of approximately $155,000, net of non-cash stock based compensation in the 2022 period.

Net cash provided by financing activities was $485,000 for the six months ended June 30, 2022, compared to $255,000 during the six months ended June 30, 2021. The increase in net cash provided by financing activities is primarily attributable to proceeds of $480,000 from the sale of convertible notes in the 2022 period, compared to the sales of common stock and preferred stock in private offering for proceeds of $255,000 in the six months ended June 30, 2021.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Our significant accounting policies are more fully discussed in Note 2 to our unaudited financial statements contained herein.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KISSES FROM ITALY INC.
Date: August 12, 2022
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2022
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

