Form 10-Q
period 2022-09-30
Kisses From Italy Inc.
filed 2022-11-08
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of November 7, 2022, there were 189,216,582 shares of the registrant's common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

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

Kisses From Italy Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$435,076	$139,485
Accounts receivable	17,429	12,900
Prepaid expenses	19,744	–
Other receivables	51,076	48,443
Inventory	12,809	5,270
Total current assets	536,134	206,098
Property and equipment, net	4,213	5,793
Right of use assets	496,627	–
Other Assets	2,745	2,745
Total assets	$1,039,719	$214,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,950	$52,665
Accrued liabilities	163,649	134,505
Lease liability - short term	23,066	–
Notes payable	12,171	–
Derivative liability	109,411	–
Total current liabilities	392,247	187,170
Lease liability - long term	473,561	–
Notes payable - long term	250,000	12,171
Convertible notes -long term	560,000	10,000
Total liabilities	1,675,808	209,340

Commitments and contingencies	–	–

Stockholders' Equity:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 145,080 shares and 240,080 shares issued and outstanding as of September 30, 2022 and December 31 2021, respectively	145	240
Common stock, $0.001 par value, 300,000,000 shares authorized; 185,520,582 and 180,913,582 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	185,520	180,913
Additional paid-in capital	13,884,722	13,702,813
Accumulated deficit	(14,697,745)	(13,859,006)
Total Kisses From Italy Stockholders' Deficit	(627,358)	24,960
Non-controlling interest	(8,731)	(19,665)
Total stockholders' equity	(636,089)	5,295
Total liabilities and equity	$1,039,719	$214,635

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Food sales	$101,522	$85,727	$311,484	$328,479
Total Revenue	101,522	85,727	311,484	328,479
Cost of goods sold	56,179	43,644	162,125	155,953
Gross margin	45,343	42,083	149,359	172,526
Operating expenses:
Depreciation and amortization	527	527	1,580	4,070
Stock based compensation	–	–	5,170	3,231,573
Payroll and other expenses	48,575	42,593	88,120	76,792
Rent	27,694	46,219	96,675	99,646
Consulting and professional fees	43,786	23,278	164,637	116,903
General and administrative	93,716	44,549	199,942	117,439
Total operating expenses	214,298	157,166	556,125	3,646,423
Income (loss) from operations	(168,955)	(115,083)	(406,765)	(3,473,897)
Other income (expense)
Interest income (expense), net	(9,125)	(95,545)	(311,629)	(347,747)
Change in the fair value of the derivative liability	(109,411)	–	(109,411)	–
Total other income (expense)	(118,536)	(95,545)	(421,040)	(347,747)
Income (loss) before income taxes	(287,491)	(210,628)	(827,805)	(3,821,644)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(287,491)	(210,628)	(827,805)	(3,821,644)
Less: net income (loss) attributable to non-controlling interests	(5,596)	(5,874)	10,934	10,286
Net loss attributable to Kisses From Italy, Inc.	$(281,895)	$(204,754)	$(838,739)	$(3,831,930)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted -weighted average number of shares outstanding:
Basic	185,520,582	168,615,951	184,730,359	164,399,707
Diluted	185,520,582	168,615,951	184,730,359	164,399,707

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Non-controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2020	–	$–	–	$–	79,610	$80.00	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Net loss	–	–	–	–	–	–	–	–	–	–	(421,862)	(421,862)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	1,183	–	1,183

Issuance of common stock in a private placement	–	–	–	–	–	–	1,450,000	1,450	143,550	–	–	145,000

Issuance of common stock for services	–	–	–	–	–	–	1,500,000	1,500	298,500	–	–	300,000

Balance, March 31, 2021	–	$–	–	$–	79,610	$80	157,782,335	$157,782	$9,054,733	$(21,869)	$(9,338,755)	$(148,029)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(3,205,314)	(3,205,314)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	14,977	–	14,977

Issuance of common stock for services	–	–	–	–	–	–	10,100,000	10,100	1,681,650	–	–	1,691,750

Issuance of stock options for services	–	–	–	–	–	–	–	–	1,239,823	–	–	1,239,823

Issuance of common stock in private placement	–	–	–	–	–	–	300,000	300	29,700	–	–	30,000

Issuance of Series C Preferred Stock	–	–	–	–	90,000	90	–	–	339,570	–	–	339,660

Conversion of Series C Preferred to Common stock	–	–	–	–	(10,000)	(10)	300,000	300	(290)	–	–	–

Balance, June 30, 2021	–	$–	–	$–	159,610	$160	168,482,335	$168,482	$12,345,186	$(6,892)	$(12,544,069)	$(37,133)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(204,754)	(204,754)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(5,874)	–	(5,874)

Issuance of common stock for services	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of stock options for services	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of common stock in private placement	–	–	–	–	–	–	–	–	–	–	–	–

Issuance of Series C Preferred Stock	–	–	–	–	30,000	30	–	–	125,070	–	–	125,100

Conversion of Series C Preferred to Common stock	–	–	–	–	(50,000)	(50)	1,201,316	$1,201	(1,151)	–	–	–

Balance, September 30, 2021	–	$–	–	$–	139,610	$140	169,683,651	$169,683	$12,469,105	$(12,766)	$(12,748,823)	$(122,661)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Non-controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	–	–	–	–	240,080	$240	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Net loss	–	–	–	–	–	–	–	–	–	–	(150,205)	(150,205)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(2,889)	–	(2,889)

Stock based compensation	–	–	–	–	–	–	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to common stock	–	–	–	–	(100,000)	(100)	3,000,000	3,000	(2,900)	–	–	–

Balance, March 31, 2022	–	$–	–	$–	145,080	$145	183,913,582	$183,913	$13,710,078	$(22,554)	$(14,009,211)	$(137,629)

Net loss	–	–	–	–	–	–	–	–	–	–	(406,639)	(406,639)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	19,419	–	19,419

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	1,607,000	1,607	73,977	–	–	75,584

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	97,453	–	–	97,453

Balance, June 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	$13,881,508	$(3,135)	$(14,415,850)	$(351,812)

Net loss	–	–	–	–	–	–	–	–	–	–	(281,895)	(281,895)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(5,596)	–	(5,596)

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	3,214	–	–	3,214

Balance, September 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	$13,884,722	$(8,731)	$(14,697,745)	$(636,089)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities of continuing operations:
Net loss	$(827,805)	$(3,821,644)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,580	4,070
Stock-based compensation for services	5,170	3,231,573
Change in the fair market value of derivative liability	109,411	–
Issuance of financing commitment shares	75,584	–
Issuance of financing commitment warrants	100,667	–
Beneficial conversion feature of Preferred C Stock	–	344,760
Changes in operating assets and liabilities:
Other assets	–	(109)
Prepaid expenses	(19,744)	–
Accounts receivable	(4,529)	(376)
Account receivable-other	(2,633)	(45,939)
Inventory	(7,539)	(1,815)
Accounts payable	31,286	(9,859)
Accrued liabilities	29,144	(17,739)
Net cash used in operating activities	(509,408)	(317,079)

Cash flows from investing activities:
Purchase of fixed assets	–	(1,910)
Net cash used in financing activities	–	(1,910)

Cash flows from financing activities:
Proceeds from convertible notes	550,000	–
Proceeds from notes payable	250,000	–
Proceeds from the sale of common stock	–	175,000
Proceeds from the sale of preferred stock	5,000	120,000
Net cash provided by financing activities	805,000	295,000

Net increase in cash and cash equivalents	295,592	(23,989)
Cash and cash equivalents at beginning of period	139,485	37,336
Cash and cash equivalents at end of period	$435,077	$13,347

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the consolidated financial statements.

KISSES FROM ITALY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which are in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and has not re-opened that location. In June 2021, the Company consolidated its two Wyndham stores into one location to become more efficient. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid-19 in Europe.

In June 2021 and November 2021, the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the onset of Covid-19 the Company has temporarily waived any franchise fees at both locations so that the franchisees could establish operations at each of those locations.

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

As of September 30, 2022, and December 31, 2021, our trade receivables amounted to $17,429 and $12,900 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of three components, a receivable from a franchisee, and a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of September 30, 2022 and December 31, 2021 the Company had ERC credits receivable of $27,190 and $41,717 credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of September 30, 2022 and December 31, 2021, respectively, the Company had a VAT net receivable from its Bari location amounting to $-0- and $4,839, respectively.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of September 30, 2022 and December 31, 2021 the balance on the franchisee receivable was $22,000 and $-0-, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022 and December 31, 2021, the Company cash equivalents totaled $435,076 and $139,485, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of September 30, 2022 and December 31, 2021 the balance of the derivative liability was $109,411 and $-0-, respectively.

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

Inventory

Inventory is comprised of wholesale food inventory at our retail operations in Canada and alcoholic beverages at our Bari location in Italy. Our US locations do not have liquor licenses. During the three months ended March 31, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory at September 30, 2022 and December 31, 2021 was $12,809 and $5,270, respectively.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2022 the Company had cash on hand of $435,076 and an accumulated deficit of $14,697,745.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2022 and December 31, 2021, the Company had $4,740 and $5,793 in property and equipment, all located at its Bari location in Italy. As of September 30, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Sales tax payable	$11,573	$4,666
Accrued interest payable	58,317	4,363
Payroll tax liabilities	93,759	125,476
Total accrued liabilities	$163,649	$134,505

The Company is in arrears on its payroll tax payments as of September 30, 2022. As of September 30, 2022 and December 31, 2021 “payroll tax liabilities” was approximately $38,557 and $55,202 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, the balance of notes payable was $262,171 and $-0-, respectively. The September 30, 2022 balance is comprised of two unsecured 8% notes payable amounting to $12,171 that mature in September 2023, and an 8%, $250,000 unsecured loan that matures on July 13, 2022.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

As of September 30, 2022 and December 31, 2021, the outstanding principal balance of convertible notes was $560,000 and $10,000, respectively. The balance of the derivative liability was $109,411 and $-0-, respectively.

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

On July 26, 2022 the Company entered into a $70,000 convertible note agreement with a maturity date of July 26, 2023 with Diagonal Lending. Under the terms of the note agreement Diagonal had the right to convert its note at a discount of 35% to the Company’s lowest trading price in the 10 days prior to conversion.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or the conversion price was variable. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance.

The fair value of the Company’s derivative liability of $109,411 as of September 30, 2022 was estimated using the Black-Scholes-Merton Option Pricing model with a volatility of $188.1%, exercise price of $0.0101, using a one-year T-bill rate of $4.05%.

During the three months ended September 30, 2022, the Company granted an underwriter 162,000 warrants exercisable for five years at an exercise price of $0.11, and 56,250 warrants exercisable for five 5 years at $0.12 per share. Using the Black Scholes model, the Company recording a financing expense of $3,214 for these warrants.

As a result of the above transactions, the Company has recorded $176,251 in total financing fees in 2022 on these warrants issued to the noteholders and the underwriter.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock. On September 30, 2022 and December 31, 2021, there were 185,520,582 and 180,913,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the nine months ended September 30, 2022, the Company issued the following shares of stock:

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

There were no shares of Series A Stock outstanding as of September 30, 2022 and December 31, 2021.

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

There were no shares of Series B Stock outstanding as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021 there were 145,080 and 240,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

NOTE 9 – LEASES

As of December 31, 2021 the Company had three operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet and has paid $3,273 per month since 2018, pending completion of the required renovations to the exterior and interior of the property necessitated due to hurricane damage that occurred to the location in 2018. The landlord has been very slow in making these changes. It was agreed upon that when work was completed, and approved by the City of Fort Lauderdale, the rent would be increased to the market rate at that time. Beginning on May 1, 2021, the rent increased to $5,857.50 per month and was renewed by the Company for an additional five-year term with standard annual escalator costs.

•	Kisses-Palm Sea Royal LLC based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms.

•	Kisses From Italy Italia SRLS based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a nine-year lease which ends on May 5, 2024 and has an optional automatic renewal provision for nine years. The Company is in the process of negotiating new terms for the lease. Both parties have agreed no rent payments will be submitted, until new terms are agreed upon.

During the three months ended March 31, 2022, the Company adopted ASC 842, and based on the present value of the lease payments for the remaining average lease term of the Company’s existing leases noted above, the Company recognized $562,030 in noncurrent ROU assets, $88,469 in current lease liabilities and $473,561 in noncurrent lease liabilities from operating leases.

For the nine months ended September 30, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $96,675 and $99,646 respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

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

The Note is convertible at the option of the Lender at any time after January 22, 2023 at a conversion price equal to 65% of the lowest closing bid price of the Company’s common stock on the OTCQB market or other applicable exchange during the ten trading days preceding the conversion date, provided that no such conversion may result in the Lender and its affiliates beneficially owning more than 4.99% of the then outstanding shares of the common stock of the Company. For as long as the Note is outstanding, the Company must have authorized and reserved, free of preemptive rights, nine times the number of shares issuable upon full conversion of the Note (initially 25,846,153 shares), subject to the 4.99% beneficial ownership limitation.

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

Results of Operations

Three months ended September 30, 2022, and September 30, 2021

Revenue and Cost of Sales

Total revenues for the three months ended September 30, 2022 were $101,522 compared to $85,727 during the three months ended September 30, 2021. The increase in revenue is primarily attributable to higher sales at the Company’s Kisses-Palm Sea Royal location based in Pompano Beach, Florida.

Cost of goods sold during the three months ended September 30, 2022, was $56,179 compared to $43,644 during the three months ended September 30, 2021. This increase is attributable to higher sales and increased costs due to the high inflationary trends in the food industry.

Operating expenses

Operating expenses were $214,298 for the three months ended September 30, 2022, compared to $157,166 during the three months ended September 30, 2021. The increase in expenses in the three month period ended September 30, 2022 period is primarily attributable to an increase in general and administrative expense of $49,167 and an increase in consulting and professional fees of $20,508 over 2021 levels. The increases are due to higher expenses due to inflationary trends, as well as increased professional fees associated with raising capital to fund the Company’s operations.

Other income and expense

Other expense for the three months ended September 30, 2022 was $118,536 compared to $95,545 during the three months ended September 30, 2021. The increase in the 2022 period is due to a change in the fair market value of the derivative liability of $109,411 in the 2022 period compared to $-0- in the 2021 period, offset by a reduction in interest expense in the 2022 period of $86,420.

Net Loss

As a result of the foregoing during the three months ended September 30, 2022, we incurred a net loss of $287,491 and a net loss of $5,596 attributable to non-controlling interests in the three months ended September 30, 2022, compared to a net loss of $210,628 and a net loss of $5,874 attributable to non-controlling interests for the three months ended September 30, 2021. The increase in the net loss in the 2022 period compared to the 2021 period is attributable higher operating expenses and the recording of a derivative liability in 2022.

Nine months ended September 30, 2022, and September 30, 2021

Revenue and Cost of Sales

Total revenues for the nine months ended September 30, 2022 were $311,484 compared to $328,479 during the nine months ended September 30, 2021. The decrease in revenue is primarily attributable to lower sales at the Company’s Kisses From Italy 9th LLC’s restaurant based in Fort Lauderdale, Florida.

Cost of goods sold during the nine months ended September 30, 2022, was $162,125 compared to $155,953 during the three months ended September 30, 2021. The increase in cost of sales is attributable to higher food costs due to the high inflationary trends in the food industry.

Operating expenses

Operating expenses were $556,125 for the nine months ended September 30, 2022, compared to $3,646,423 during the nine months ended September 30, 2021. Non-cash stock-based compensation was $5,170 and $3,231,573, respectively, for the nine months ended September 30, 2022 and September 30, 2021. Excluding the stock-based compensation in the nine months ended September 30, 2022 and 2021, operating expenses were $550,955 and $414,850 respectively. The increase in expenses in the nine month period ended September 30, 2022 period is primarily attributable to an increase in consulting and professional fees of $47,734 and an increase in G&A expense of $82,503 over 2021 levels. The increases are due to higher expenses due to inflationary trends, as well as increased professional fees associated with raising capital to fund the Company’s operations.

Other income and expense

Other expenses comprised of interest expense and the change in the fair value of the derivative liability was $421,040 for the nine months ended September 30, 2022 compared to $347,747 during the nine months ended September 30, 2021. The increase in the 2022 period is due to a derivative liability of $109,411 in 2022 compared to $-0- in the 2021 period, partially offset by a decline in interest expense of $36,118.

Net Loss

As a result of the foregoing during the nine months ended September 30, 2022, we incurred a net loss of $827,805 and a net gain of $10,934 attributable to non-controlling interests in 2022, compared to a net loss of $3,821,644 and a net profit of $10,286 attributable to non-controlling interests for the nine months ended September 30, 2021. The decrease in the net loss during the nine months ended September 30, 2022 is primarily attributable to $3,231,573 in stock based compensation in the nine months ended September 30, 2021, compared to $5,170 in the nine months ended September 30, 2022.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $435,076 as of September 30, 2022.

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

Net cash used in operating activities was $509,408 during the nine months ended September 30, 2022, compared to net cash used of $317,079 during the nine months ended September 30, 2021. The increased net cash used in operating activities for the 2022 period compared to 2021 is primarily attributable to a decrease in profitability of approximately $232,564 net of non-cash stock based compensation in the 2022 period.

Net cash provided by financing activities was $805,000 for the nine months ended September 30, 2022, compared to $295,000 during the nine months ended September 30, 2021. The increase in net cash provided by financing activities is primarily attributable to proceeds of $550,000 from the sale of convertible notes, and $250,000 of proceeds from a note payable in the 2022 period, compared to the sales of common stock and preferred stock in private offering for proceeds of $295,000 in the nine months ended September 30, 2021.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

PART II – OTHER INFORMATION

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
Date: November 8, 2022
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2022
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer and Chief Investment Officer (Principal Financial Officer and
Principal Accounting Officer)

