Form 10-K
period 2022-12-31
Kisses From Italy Inc.
filed 2023-03-31
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2022, was $1,256,937.

As of March 31, 2023, the Registrant had 210,220,534 shares of Common Stock issued and outstanding.

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

In June of 2020, the Company entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management, Inc. (“Demasar”) to open and operate up to 100 restaurants in Canada. Under this Development Agreement, the developer is obligated to open a minimum of 20 restaurants by June 17, 2025. On November 20, 2021, we opened a franchise location under the Development Agreement in Montreal, Quebec, Canada. The Company expects to generate franchise fees from its franchise locations once the franchises become established.

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

The Company has not generated any franchise fees during the years ended December 31 2022 and 2021 respectively.

On March 9, 2022, the Company filed Articles of Amendment to its Articles of Incorporation to increase the number of its authorized common stock from 200,000,000 shares to 300,000,000 shares. Such action was approved by the Board of Directors on January 25, 2022 and a majority of the Company’s shareholders on January 27, 2022. The purpose of the share increase was to make available additional shares of common stock to meet the current obligations of the Company to issue common stock, including under outstanding convertible securities.

RECENT DEVELOPMENT

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

Each of the notes bears interest at 12% and has a fixed price conversion to common stock at $0.025 per share.

On July 26, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (the “Lender”), pursuant to which the Company issued the Lender a promissory note in the principal amount $70,000 (the “Note”). The Note bears interest at a rate of 9% per annum and is due and payable on July 26, 2023. Upon an event of default under the Note, the interest increases to 22%.

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

The Company entered into a Strategic Alliance Agreement, effective as of March 1, 2023 (the “SAA”), with SC Culinary LLC, a New York limited liability company (“SC Culinary”).

SC Culinary is currently the creator and owner of, and in possession of, a quick-service food concept (the “Concept”) and is developing and will develop all intellectual property rights related to the Concept (the “Intellectual Property Rights”), all of which were or will be developed or acquired by SC Culinary, independently, or assigned to it by Scott Conant. Scott Conant, who owns all rights in and to his name, voice, image, and likeness (the “NIL Rights”), has granted SC Culinary the exclusive right to license the NIL Rights to third parties.

Pursuant to the SAA, SC Culinary will license its interest in the Concept, the Intellectual Property Rights, and the NIL Rights (collectively, the “License”) to a wholly-owned subsidiary of the Company to be established (the “Subsidiary”) for the purpose of developing the Concept into the business of the Subsidiary (the “Brand”).

In consideration for the use of the License under the SAA, SC Culinary is entitled to receive certain minimum cash payments and restricted shares of common stock of the Company (the “Shares”) upon the achievement of certain milestones. Notwithstanding the foregoing, the issuance of the Shares to SC Culinary is subject to anti-dilution protection, wherein the Company shall issue SC Culinary additional shares of common stock in order to maintain the percentage owned by SC Culinary in the Company at the time of the issuance.

The SAA terminates on the tenth (10th) anniversary of the effective date but may automatically renew for successive five (5) year periods unless either party provides ninety (90) days’ notice of termination.

SC Culinary is entitled to terminate the SAA in the event of default by the Company and the Subsidiary. In the event of termination, SC Culinary shall have the absolute right to cause the Subsidiary and the Company to cease to operate the Brand except for the limited purposes of honoring existing franchise agreements. In such an event, SC Culinary will grant the Subsidiary a limited license to use the Brand and SC Culinary’s rights in the Intellectual Property solely in connection with and for the term of the existing franchise agreements (with no further rights of expansion).

In the event that SC Culinary terminates the SAA for any reason, SC Culinary shall have the sole and absolute right to use, exploit and operate the Brand and all Intellectual Property separate and apart from the Company without the payment of any amounts or other consideration to the Company, the Subsidiary or relevant third parties or the need for the approval of any kind from the Company or relevant third parties.

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

Restaurant Franchising

In addition to opening our company-owned restaurants, we are engaged in franchising our restaurant concept so that we can build market share and brand awareness. In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. On June 23, 2017, we completed the sale of our initial two Florida franchises at a price of $15,000 per location. These locations are set to be developed at a later date. In June 2021 and November 2021 the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the onset of Covid-19 the Company has temporarily waived any franchise fees at both locations so that the franchisees could establish operations at each of those locations.

In June 2020, the Company entered into the Development Agreement pursuant to which it granted development rights to Demasar to open and operate up to 100 restaurants in Canada. Demasar will be taking the lead for franchise expansion and assisting in the Canadian brand building for the Kisses From Italy brand.

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

Commissary System

We plan to develop centralized commissary facilities that will serve all of the restaurants that we own in a given region. We believe that a commissary that serves a region of restaurants will improve efficiency and consistency for the restaurant concept. We also believe that a commissary system will allow our restaurants to be approximately 500 square feet smaller than they would otherwise be. We plan to build commissaries in areas with lower rent. In this manner, we plan to save the difference between the 500 fewer square feet that retail rental space would cost and the commissary’s costs located in a lower-rent area. Our commissary will have storage space for paper products as well as walk-in coolers to store food. Food preparation for sauces, salad dressings, and other base ingredients will be done in the commissary “clean room” and then delivered to local restaurants daily. We believe central food preparation of sauces and base ingredients will maintain the consistency of our restaurants’ products and possibly reduce labor costs.

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

For the year ended December 31, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $133,526 and $130,198 respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

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

The last reported sales price of our common stock on the OTCQB on March 30, 2023 was $0.031.

Holders

As of March 30, 2023 we had approximately 120 holders of record of our common stock.

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

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2022, and 2021

Revenue and Cost of Sales

Total revenues for the year ended December 31, 2022, were $391,447 compared to $400,662 during the year ended December 31, 2021. Revenues for the year ended December 31, 2022 was comprised of $365,970 in food sales and $25,477 in sales of branded products to retail locations in Canada; compared to food sales of $364,662 and franchise sales of $36,116 during the year ended December 31, 2021. The revenues in 2022 were comparable to 2021 due to no change in the retail environment for our products. We are working on new concepts and menu changes but there can be no assurances that these changes will be successful.

Cost of goods sold during the year ended December 31, 2022 was $213,106 compared to $203,121 during the year ended December 31, 2021. This slight increase in cost of sales in 2022 over 2021 levels is attributable to higher food costs in 2022, offset by improved operating efficiencies.

Operating expenses

Operating expenses were $675,579 for the year ended December 31, 2022, compared to $4,337,390 during the year ended December 31, 2021. Non-cash stock-based compensation was $5,170 and $3,765,5911 for the years ended December 31, 2022 and December 31, 2021, respectively. Excluding the stock-based compensation in both periods, operating expenses were $675,579 for the year ended December 31, 2022 compared to $571,999 for the year ended December 31, 2021. This is primarily attributable to increased general and administrative expenses due to inflationary factors as well increased corporate activity.

Other income and expense

Other expenses comprising interest expense and change in the fair value of the derivative liability was $362,467 for the year ended December 31, 2022 compared to $798,877 during the year December 31, 2021. The decrease in other expenses is attributable to fewer conversions of equity instruments with beneficial conversion issues in which interest expense was recognized in 2021 compared to 2022, a gain of $34,373 from the extinguishment of debt, partially offset by an increase of $73,398 due to the recognition of a derivative liability in 2022 compared to zero in the 2021 period.

Net Loss

As a result of the forgoing, the net loss attributable to Kisses From Italy Inc. for the year ended December 31, 2022 was $847,385 compared to a net loss attributable to Kisses of Italy, Inc of $4,942,113 for same period ended December 31, 2021. The decrease in the net loss in the 2022 period is primarily attributable to a decrease of $3,760,421 of non-cash stock based compensation, decreased other expense in 2022 partially offset by increased general and administrative expenses .

Liquidity and Capital Resources

On December 31, 2022, we had $324,493 in cash and cash equivalents.

Net cash used in operating activities was $579,140 during the year ended December 31, 2022, compared to net cash used of $451,591 during the year ended December 31, 2021. The increase in net cash used in operating activities of $127,459 is primarily attributable to increased operating losses net of non-cash items compared to the year ended December 31, 2021.

Net cash used in investing activities was $40,852 due to the purchase of fixed assets during the year ended December 31, 2022, compared to $1,910 during the period ended December 30, 2021.

Net cash provided by financing activities was $805,000 for the year ended December 31, 2022, compared to $555,650 during the year ended December 31, 2021. The difference in the 2022 period compared to 2021 is attributable to proceeds of $550,000 from convertible notes, $250,000 from proceeds in notes payable, compared to $435,650 in proceeds from the sale of common stock and $120,000 in proceeds from the sale of preferred stock.

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

There can be no assurances that additional financing, either through equity or debt, will be available on a timely basis, on favorable terms, or at all. While we have had discussions with potential investors and investment bankers, we have no agreement with any third party to provide additional financing. Our inability to obtain additional financing may have a significant negative impact on our continued development and the results of our operations.

Covid-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital. If the Company is unable to obtain adequate capital due to the continued spread of Covid-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

Going Concern

Our consolidated financial statements were prepared to assume that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of the financial statements that may be necessary should we be unable to continue in operation. In addition, the Company continues to experience negative cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kisses From Italy, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2018

Lakewood, CO

March 30, 2023

Kisses From Italy Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$324,493	$139,485
Accounts receivable	13,470	12,900
Other receivables	49,190	48,443
Inventory	14,359	5,270
Total current assets	401,511	206,098
Property and equipment, net	3,687	5,793
Equipment not in service	40,852	–
Right of use assets	473,561	–
Other Assets	2,745	2,745
Total assets	$922,355	$214,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	86,393	$52,665
Accrued liabilities	149,393	134,505
Lease liability - short term	45,577	–
Notes payable	262,171	–
Convertible notes	488,400	–
Derivative liability	73,398	–
Total current liabilities	1,105,333	187,170
Lease liability- long term	427,984	–
Notes payable-long term	–	12,171
Convertible notes -long term	–	10,000
Total liabilities	1,533,317	209,340

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 145,080 shares and 240,080 shares issued and outstanding as of December 31, 2022 and December 31 2021, respectively	145	240
Common stock, $0.001 par value, 300,000,000 shares authorized; 189,216,582 and 180,913,582 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	189,216	180,913
Additional paid-in capital	13,939,053	13,702,813
Accumulated deficit	(14,706,391)	(13,859,006)
Total Kisses From Italy Stockholders' Deficit	(577,976)	24,960
Non-controlling interest	(32,985)	(19,665)
Total stockholders' (deficit) equity	(610,961)	5,295
Total liabilities and (deficit) equity	$922,355	$214,635

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Revenue	$391,447	$400,662
Cost of goods sold	213,106	203,121
Gross margin	178,341	197,541
Operating expenses:
Depreciation and amortization	2,106	4,597
Executive and stock based compensation-related party	–	2,008,527
Stock based compensation	5,170	1,778,390
Payroll and other expenses	122,837	86,532
Rent	133,526	130,198
Consulting and professional fees	178,155	171,865
General and administrative	234,784	157,280
Total operating expenses	676,579	4,337,389
Income (loss) from operations	(498,238)	(4,139,849)
Other income (expense)
Interest income (expense), net	(323,441)	(798,877)
Gain on the extinguishment of debt	34,373	–
Change in the fair value of the derivative liability	(73,398)	–
Total other income (expense)	(362,467)	(798,877)
Income (loss) before income taxes	(860,705)	(4,938,726)
Provision for income taxes (benefit)	–	–
Net loss	(860,705)	(4,938,726)
Less: net income (loss) attributable to non-controlling interests	(13,320)	3,387
Net loss attributable to Kisses From Italy, Inc.	$(847,385)	$(4,942,113)

Basic earnings (loss) per common share	$(0.00)	$(0.03)
Diluted earnings (loss) per common share	$(0.00)	$(0.03)

Weighted -weighted average number of shares outstanding:
Basic and diluted	184,929,538	168,615,951

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total Stockholders’
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Equity'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	(Deficit)
Balance, December 31, 2020	–	$–	–	$–	79,610	$80.00	154,832,335	$154,832	$8,612,683	$(23,052)	$(8,916,893)	$(172,350)

Issuance of common stock in private placement	–	–	–	–	–	–	1,750,000	1,750	173,250	–	–	175,000

Issuance of Series C Preferred Stock	–	–	–	–	380,650	381	–	–	1,175,400	–	–	1,175,781

Conversion of Series C Preferred to Common stock	–	–	–	–	(220,180)	(220)	5,922,913	5,923	(5,702)	–	–	–

Issuance of common stock for services	–	–	–	–	–	–	18,408,334	18,408	2,507,359	–	–	2,525,767

Issuance of stock options for services	–	–	–	–	–	–	–	–	1,239,823	–	–	1,239,823

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	3,387	–	3,387

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(4,942,113)	(4,942,113)

Balance, December 31, 2021	–	$–	-	$–	240,080	$240	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc,

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total Stockholders’
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	(Deficit)
Balance, December 31, 2021	–	$–	–	$–	240,080	$240	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Net loss	–	–	–	–	–	–	–	–	–	–	(847,385)	(847,385)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(13,320)	–	(13,320)

Stock based compensation	–	–	–	–	–	–	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to common stock	–	–	–	–	(100,000)	(100)	3,000,000	3,000	(2,900)	–	–	–

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	1,607,000	1,607	73,977	–	–	75,584

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	3,696,000	3,696	54,331	–	–	58,027

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	100,667	–	–	100,667

Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,961)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Cash flows from operating activities of continuing operations:
Net (loss)	$(847,385)	$(4,942,113)
Net income (loss) attributable to non-controlling interest	(13,320)	3,387
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,106	4,597
Gain on the extinguishment of debt	(34,373)	–
Stock-based compensation	5,170	3,765,591
Change in the fair market value of derivative liability	73,398	–
Issuance of financing commitment shares	75,584	–
Issuance of financing commitment warrants	100,667	–
Beneficial conversion feature of Preferred C Stock	–	795,131
Changes in operating assets and liabilities:
Other assets	–	(110)
Accounts receivable	(570)	(7,139)
Account receivable-other	(747)	(43,603)
Inventory	(9,089)	(1,219)
Accounts payable	33,731	(12,099)
Accrued liabilities	35,688	(14,014)
Net cash used in operating activities	(579,140)	(451,591)

Cash flows used in investing activities:
Purchase of fixed assets	(40,852)	(1,910)
Net cash used in financing activities	(40,852)	(1,910)

Cash flows from financing activities:
Proceeds from convertible notes - net of conversions	550,000	–
Proceeds from notes payable	250,000	–
Proceeds from the sale of common stock	–	435,650
Proceeds from the sale of preferred stock	5,000	120,000
Net cash provided by financing activities	805,000	555,650

Net increase in cash and cash equivalents	185,008	102,149
Cash and cash equivalents at beginning of period	139,485	37,336
Cash and cash equivalents at end of period	$324,493	$139,485

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$58,027	$–

The accompanying notes are an integral part of the consolidated financial statements.

KISSES FROM ITALY INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, and December 31, 2021, our trade receivables amounted to $13,470 and $12,900 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of three components, a receivable from a franchisee, and a receivable from the government for Employee Retention Credits (“ERC”) and Value Added Tax at the Company’s Bari location in Italy.

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of December 31, 2022 and December 31, 2021 the Company had ERC credits receivable of $27,190 and $41,717 credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of December 31, 2022 and December 31, 2021, respectively, the Company had a VAT net receivable from its Bari location amounting to $-0- and $4,839, respectively.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of December 31, 2022 and December 31, 2021 the balance on the franchisee receivable was $22,000 and $-0-, respectively.

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

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s consolidated statement of earnings, represent franchise revenue; and food and beverage product sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606:

1. Identify the contract with the client,

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

At the corporate owned restaurants all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu, it is prepared, delivered to the customer who then pays for the food order at the cash register. Our restaurant business represented approximately 90% of our revenue for the years ended December 31, 2022 and 2021

For our branded retail products goods sold in Cana the Company receives a detailed purchase order from grocery store retailers that specifies the goods ordered, their price, payment terms and the required delivery date. Once the delivery of items on the purchase order is made to the client and title passes to the retailer, the Company has met its performance obligation and recognizes revenue.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022 and December 31, 2021, the Company cash equivalents totaled $324,493 and $139,485, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2022 and December 31, 2021 the balance of the derivative liability was $73,398 and $-0-, respectively.

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

In the first quarter of fiscal 2022, we adopted ASU 2016-02 related solely to operating leases at our store locations. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. During the three months ended March 31, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory at December 31, 2022 and December 31, 2021 was $14,359 and $5,270, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the years ended June 30, 2022, and June 30, 2021, all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calucated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of December 31, 2022 the Company had cash on hand of $324,493 and an accumulated deficit of $14,706,391.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2022 and December 31, 2021, the Company had $3,687 and $5,793 in property and equipment, all located at its Bari location in Italy. As of December 31, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Sales tax payable	$3,957	$4,666
Accrued interest payable	50,330	4,363
Payroll tax liabilities	95,106	125,476
Total accrued liabilities	$149,393	$134,505

The Company is in arrears on its payroll tax payments as of December 31, 2022. As of December 31, 2022 and December 31, 2021 “payroll tax liabilities” was approximately $38,557 and $56,549 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of December 31, 2022 and December 31, 2021, the balance of notes payable was $262,171 and $-0-, respectively. The December 31, 2022 balance is comprised of two unsecured 8% notes payable amounting to $12,171 that mature in September 2023, and an 8%, $250,000 unsecured loan that matures on July 13, 2022.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

As of December 31, 2022 and December 31, 2021, the outstanding principal balance of convertible notes was $488,400 and $10,000, respectively. The balance of the derivative liability was $73,398 and $-0-, respectively.

On April 11, 2022, the Company entered into a securities purchase agreement, dated as of April 6, 2022, (the “Talos Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”), pursuant to which the Company issued to Talos a promissory note in the principal amount of $165,000 (the “Talos Note”). The Company received $148,500 gross proceeds from Talos due to the original issue discount on the Talos Note. In connection with the execution and delivery of the Talos Purchase Agreement and the issuance of the Talos Note, the Company issued to Talos 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company at an exercise price of $0.10.

On April 13, 2022, the Company entered into a securities purchase agreement, dated as of April 11, 2022, (the “Blue Lake Purchase Agreement”) with Blue Lake Partners, LLC, a Delaware limited liability company (“Blue Lake”), pursuant to which the Company issued to Blue Lake a promissory note in the principal amount of $165,000 (the “Blue Lake Note”). The Company received $148,500 gross proceeds from Blue Lake due to the original issue discount on the Blue Lake Note. In connection with the execution and delivery of the Blue Lake Purchase Agreement and the issuance of the Blue Lake Note, the Company issued to Blue Lake 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of common stock of the Company at an exercise price of $0.10.

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

Using the Black Scholes model, the Company recording a financing expense of $97,453 for the total of 4,800,000 warrants issued on the Talos Note, Blue Lake Note and the Fourth Man Note.

During the three months ended September 30, 2022, the Company granted an underwriter 162,000 warrants exercisable for five years at an exercise price of $0.11, and 56,250 warrants exercisable for five 5 years at $0.12 per share. Using the Black Scholes model, the Company recording a financing expense of $3,214 for these warrants.

As a result of the above transactions, the Company has recorded $100,167 in total financing fees in 2022 on these warrants issued to the noteholders and the underwriter.

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

The fair value of the Company’s derivative liability of $73,398 as of December 31, 2022 was estimated using the Black-Scholes-Merton Option Pricing model with a volatility of 208.3%, exercise price of $0.0084, using a one-year T-bill rate of $4.73%.

During the three months ended December 31, 2022, Talos victory fund converted $71,600 in principal and $19,800 in accrued interest into 3,696,000 shares at a conversion price of $0.025. Since the Company stock price was $0.0157 at the time of the conversion, the Company recorded a gain on the extinguishment of debt of $34,373.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock. On December 31, 2022 and December 31, 2021, there were 189,216,582 and 180,913,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453
•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

During the year ended December 31, 2021, the Company issued the following shares of common stock:

•	14,000,000 shares to its executive officers valued at $1,987,200
•	4,408,334 shares to service providers valued at $538,568
•	1,750,000 shares to accredited investors for gross proceeds of $175,000
•	5,922,903 shares upon the conversion of Series C Stock

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

There were no shares of Series A Stock outstanding as of December 31, 2022 and December 31, 2021.

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

There were no shares of Series B Stock outstanding as of December 31, 2022.

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

As of December 31, 2022 and December 31, 2021 there were 145,080 and 240,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants at December 31, 2022 and December 31, 2021. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	–	–	–
Warrants issued	–	–	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
December 31, 2021	–	–	–
Warrants issued	5,018,000	$0.10055	4.25
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
Balance December 31, 2022	5,018,000	$0.10055	4.25

As of December 31, 2022 the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

As of December 31, 2022 there were 16,000,000 vested 10 year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50. These options have a remaining life of 8.5 years All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021.

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

For the year ended December 31, 2022 and 2021, the Company recorded rent expenses related to lease obligations of $133,526 and $130,198 respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Company entered into a Strategic Alliance Agreement, effective as of March 1, 2023 (the “SAA”), with SC Culinary LLC, a New York limited liability company (“SC Culinary”).

SC Culinary is currently the creator and owner of, and in possession of, a quick-service food concept (the “Concept”) and is developing and will develop all intellectual property rights related to the Concept (the “Intellectual Property Rights”), all of which were or will be developed or acquired by SC Culinary, independently, or assigned to it by Scott Conant. Scott Conant, who owns all rights in and to his name, voice, image, and likeness (the “NIL Rights”), has granted SC Culinary the exclusive right to license the NIL Rights to third parties.

Pursuant to the SAA, SC Culinary will license its interest in the Concept, the Intellectual Property Rights, and the NIL Rights (collectively, the “License”) to a wholly-owned subsidiary of the Company to be established (the “Subsidiary”) for the purpose of developing the Concept into the business of the Subsidiary (the “Brand”).

In consideration for the use of the License under the SAA, SC Culinary is entitled to receive certain minimum cash payments and restricted shares of common stock of the Company (the “Shares”) upon the achievement of certain milestones. Notwithstanding the foregoing, the issuance of the Shares to SC Culinary is subject to anti-dilution protection, wherein the Company shall issue SC Culinary additional shares of common stock in order to maintain the percentage owned by SC Culinary in the Company at the time of the issuance.

The SAA terminates on the tenth (10th) anniversary of the effective date but may automatically renew for successive five (5) year periods unless either party provides ninety (90) days’ notice of termination.

SC Culinary is entitled to terminate the SAA in the event of default by the Company and the Subsidiary. In the event of termination, SC Culinary shall have the absolute right to cause the Subsidiary and the Company to cease to operate the Brand except for the limited purposes of honoring existing franchise agreements. In such an event, SC Culinary will grant the Subsidiary a limited license to use the Brand and SC Culinary’s rights in the Intellectual Property solely in connection with and for the term of the existing franchise agreements (with no further rights of expansion).

In the event that SC Culinary terminates the SAA for any reason, SC Culinary shall have the sole and absolute right to use, exploit and operate the Brand and all Intellectual Property separate and apart from the Company without the payment of any amounts or other consideration to the Company, the Subsidiary or relevant third parties or the need for the approval of any kind from the Company or relevant third parties.

During March 2023, three convertible noteholders converted $259,800 of debt and accrued interest into 10,552,000 shares of the Company’s common stock.

Additionally, subsequent to December 31, 2022 the Company issued 6,451,952 common shares to service providers and 4,000,000 shares pursuant to financing arrangements.

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

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013.

Based on its assessment, management has concluded that as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were effective.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Michele Di Turi	47	Co-Chief Executive Officer, President, and Chairman of the Board
Claudio Ferri	47	Co-Chief Executive Officer, Chief Investment Officer, and a director
Leonardo Fraccalvieri	40	Chief Operating Officer and Director

Our directors are elected for a term of one year and serve until such director’s successor is elected and qualified. Each executive officer serves at the pleasure of the Board of Directors

Background

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons beneficially owning more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2022, the Reporting Persons timely filed all such reports.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal year ended 2022 and 2021 (each "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michele Di Turi,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Co-CEO and President, and Chairman	2021	21,327	-0-	993,600	-0-	-0-	-0-	-0-	1,014,927

Claudio Ferri,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Co-CEO and CIO	2021	-0-	-0-	993,600	-0-	-0-	-0-	-0-	993,600

(1)	Represents a stock award of 7,000,000 shares for services performed valued at $993,600.

Compensation of Directors

During the year ended December 31, 2022, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 30, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Kisses From Italy Inc., 80 SW 8th Street, Suite 2000, Miami, Florida 33130.

As of March 30, 2023, there were 210,220,534 shares outstanding.

Class of Shares	Name and Address	# of Shares	% of Class
Common	Michele Di Turi(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	65,600,000	31.2%
Common	Claudio Ferri(1)(2) 80 SW 8th St. Suite 2000 Miami, Florida 33130	43,010,000	20.3%
Common	Leonardo Fraccalvieri(1) 80 SW 8th St. Suite 2000 Miami, Florida 33130	1,000,000	*
Common	All Officers and Directors as a Group (3 persons)	109,209,000	54.7%

5% Holders
Common	Denis Senecal Holdings	23,761,153	11.3%

*	Less than 1%
(1)	Officer and director of our Company.
(2)	Includes 410,000 shares held by Mr. Ferri’s wife. Excludes 15,100 shares of Series C Stock held by Mr. Ferri and 5,000 shares of Series C Stock held by Mr. Ferri’s spouse. The Series C Stock does not have voting rights.
(3)	Denis Senecal has voting and dispositive authority over these shares.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During 2020, the Company issued 3,600,000 shares to each of its co-executive officers, which were valued at $360,000 each.

On April 19, 2021, we issued 5,000,000 shares of common stock to Mr. Di Turi, our Co-Chief Executive Officer, President, and director, as bonus compensation.

On April 19, 2021, we issued 5,000,000 shares of common stock to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer, and director, as bonus compensation.

On September 27, 2021, and October 1, 2021, we issued 692,841 and 4,102,097 shares to Senecal, a 10% shareholder, upon the conversion of 30,000 and 150,000 shares, respectively of Series C Stock

On December 15, 2021, we issued 2,000,000 shares of common stock to Mr. Di Turi, our Co-Chief Executive Officer, President, and director, as bonus compensation.

On December 15, 2021, we issued 2,000,000 shares of common stock to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer, and director, as bonus compensation.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Audit Fees	$58,500	$43,200
Total	$58,500	$43,200

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description
3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.4	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Current Report on Form 8-K filed on December 26, 2019)

3.5	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on March 7, 2022 (incorporated by reference to Form 8-K filed on March 21, 2022)

4.1	Warrant dated as of November 22, 2021, issued by Kisses from Italy Inc. to MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

4.2	Promissory Note, dated April 6, 2022, issued by Kisses from Italy, Inc. to Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.3	Common Stock Purchase Warrant, dated April 6, 2022, issued by Kisses from Italy, Inc. to Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.4	Promissory Note, dated April 11, 2022, issued by Kisses from Italy, Inc. to Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.5	Common Stock Purchase Warrant, dated April 11, 2022, issued by Kisses from Italy, Inc. to Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.6	Promissory Note, dated May 11, 2022, issued by Kisses from Italy, Inc. to Fourth Man, LLC (incorporated by reference from Form 8-K filed on May 17, 2022)

4.7	Common Stock Purchase Warrant, dated May 11, 2022, issued by Kisses from Italy, Inc. to Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

4.8	Convertible Promissory Note, dated July 26, 202, issued by Kisses from Italy, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Form 8-K filed on August 1, 2022)

10.1	Assignment of Lease Agreement between Registrant and Paradigm Shift Holdings, Inc. and Palm Vacation Group for Palm Aire Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.2	Assignment of Lease Agreement between Registrant and Paradigm Holdings, Inc. and Sea Garden Beach and Tennis Resort, Inc. for Sea Garden Location (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.3	Online Virtual Office Arrangement between Registrant and Regis Management Group, LLC commencing July 1, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

10.4	Form of 8% Convertible Debenture (incorporated by reference to Amendment to Form S-1/A Registration Statement filed on July 11, 2018)

10.5	Form of Convertible Debenture, 2018-9 Offering (incorporated by reference to Form 10-K filed April 16, 2019)

10.7	Development Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.8	Distribution Financing -Lead Generation Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.9	Registration Rights Agreement (incorporated by reference to Form 8-K filed June 23, 2020)

10.10	Investor Relations Consulting Agreement with HIR Holdings, LLC (incorporated by reference to Form 10-Q filed November 13, 2020)

10.11	Corporate Communication Consulting Agreement with Impact IR (incorporated by reference to Form 10-Q filed November 13, 2020)

10.12	Consulting Agreement, dated April 22, 2021, effective as of April 16, 2021, by and between Fransmart, LLC, a Delaware limited liability company, and Kisses from Italy-Franchising, LLC (Information has been excluded from Exhibit 10.12 because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.) (incorporated by reference to Form 8-K filed April 28, 2021)

10.13	Standby Equity Commitment Agreement, dated as of November 22, 2021, between Kisses from Italy Inc. and MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

10.14	Registration Rights Agreement, dated as of November 22, 2021, between Kisses from Italy Inc. and MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

10.15	Securities Purchase Agreement, dated April 6, 2022, by and between Kisses from Italy, Inc. and Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.16	Registration Rights Agreement, dated April 6, 2022, by and between the Kisses from Italy, Inc. and Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.17	Securities Purchase Agreement, dated April 11, 2022, by and between Kisses from Italy, Inc. and Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.18	Registration Rights Agreement, dated April 11, 2022, by and between the Kisses from Italy, Inc. and Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.19	Securities Purchase Agreement, dated May 11, 2022, by and between Kisses from Italy, Inc. and Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

10.20	Registration Rights Agreement, dated May 11, 2022, by and between the Kisses from Italy, Inc. and Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

10.21	Securities Purchase Agreement, dated July 26, 2022, by and between Kisses from Italy, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Form 8-K filed on |August 1, 2022)

10.21

Strategic Alliance Agreement, effective as of March 1, 2023, by and between SC Culinary LLC, a New York limited liability company, and Kisses From Italy Inc. (Information has been excluded from Exhibit 10.14 because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.) (incorporated by reference to Form 8-K filed on |March 2, 2023)

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

KISSES FROM ITALY, INC.

Dated: March 31, 2023	By:	/s/ Michel Di Turi
Michel Di Turi
Co-Chief Executive Officer and President
(Principal Executive Officer)

	By:	/ s/ Claudio Ferri
Claudio Ferri
Co-Chief Executive Officer and Chief Investment Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2023	By:	s/ Michel Di Turi
Michel Di Turi, Director

March 31, 2023	By:	s/ Claudio Ferri
Claudio Ferri, Director

March 31, 2023	By:	/ s/ Leonardo Fraccalvieri
Leonardo Fraccalvieri, Director

