Form 10-Q
period 2023-03-31
Kisses From Italy Inc.
filed 2023-05-11
CIK 1608092

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 10, 2023, there were 225,225,926 shares of the registrant's common stock outstanding.

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

Kisses From Italy Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,255	$324,493
Accounts receivable	13,672	13,470
Other receivables	49,190	49,190
Inventory	15,500	14,359
Total current assets	112,617	401,511
Property and equipment, net	3,160	3,687
Equipment not in service	40,852	40,852
Right of use assets	449,832	473,561
Other assets	2,745	2,745
Total assets	$609,206	$922,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,336	$86,393
Accrued liabilities	132,458	149,393
Lease liability - short term	44,619	45,577
Notes payable	12,171	12,171
Convertible notes	314,400	488,400
Derivative liability	139,740	73,398
Total current liabilities	715,723	855,333
Notes payable long term	250,000	250,000
Lease liability- long term	405,213	427,984
Total liabilities	1,370,937	1,533,317

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 145,080 shares and 145,080 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	145	145
Common stock, $0.001 par value, 300,000,000 shares authorized; 210,220,534 and 189,216,582 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	210,220	189,216
Additional paid-in capital	14,719,659	13,939,053
Accumulated deficit	(15,656,889)	(14,706,391)
Total Kisses From Italy Stockholders' deficit	(726,864)	(577,977)
Non-controlling interest	(34,868)	(32,985)
Total stockholders' (deficit)	(761,732)	(610,962)
Total liabilities and (deficit)	$609,206	$922,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Food sales	$115,460	$97,827
Cost of goods sold	58,871	45,176
Gross profit	56,589	52,651
Operating expenses:
Depreciation and amortization	527	527
Stock based compensation-related party	–	5,170
Stock based compensation	206,700	–
Payroll and other expenses	53,440	45,833
Rent	32,357	32,888
Consulting and professional fees	150,757	61,103
General and administrative expenses	87,501	57,931
Total operating expenses	531,283	203,452
Loss from operations	(474,694)	(150,801)
Other income (expense)
Interest expense, net	(243,285)	(2,293)
Loss the extinguishment of debt	(168,060)	–
Change in the fair value of the derivative liability	(66,342)	–
Total other expense	(477,687)	(2,293)

Loss before income taxes	(952,381)	(153,094)
Provision for income taxes (benefit)	–	–
Net loss	(952,381)	(153,094)
Less: Loss attributable to non-controlling interests	(1,883)	(2,889)
Net loss attributable to Kisses From Italy, Inc.	$(950,498)	$(150,205)

Basic loss per common share	$(0.00)	$(0.00)
Fully diluted loss per common share	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	194,550,922	183,546,915
Diluted	194,550,922	183,546,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Non-controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	180913	Capital	Interest	Deficit	Deficit
Balance, December 31, 2021	–	$–	–	$–	240,080	$240.0	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Stock based compensation	–	–	–	–	–	–	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to Common stock	–	–	–	–	(100,000)	(100)	3,000,000	3,000	(2,900)	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(2,889)	–	(2,889)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(150,205)	(150,205)

Balance, March 31, 2022	–	$–	–	$–	145,080	$145	183,913,582	$183,913	$13,710,078	$(22,554)	$(14,009,211)	$(137,629)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional			Total
	Series A		Series B		Series C		Common Stock		Paid-in	Non-controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Stock based compensation for services	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022

Cash flows from operating activities of continuing operations:
Net loss	$(952,381)	$(153,094)
Depreciation and amortization	527	527
Loss on the extinguishment of debt	168,060	–
Stock-based compensation for services	206,700	5,170
Change in the fair market value of derivative liability	66,342	–
Issuance of financing commitment shares	198,000	–
Changes in operating assets and liabilities:
Accounts receivable	(202)	(1,791)
Account receivable-other	–	16,414
Inventory	(1,141)	(5,579)
Accounts payable	(1,007)	25,290
Accrued liabilities	24,865	(6,327)
Net cash (used in) operating activities	(290,238)	(119,390)

Cash flows from investing activities:
Net cash used in financing activities	–	–

Cash flows from financing activities:
Proceeds from the sale of preferred stock	–	5,000
Net cash provided by financing activities	–	5,000

Net decrease in cash and cash equivalents	(290,238)	(114,390)
Cash and cash equivalents at beginning of period	324,493	139,485
Cash and cash equivalents at end of period	$34,255	$25,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$381,860	$–
Reduction of accounts payable with common stock	$15,050	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

KISSES FROM ITALY INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013. The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida. Three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, were then opened within the following ten months. All locations, which were in leased facilities, were fully operational by April 2016. In December 2017, the Company vacated one of its restaurants due to a hurricane and has not re-opened that location. In June 2021, the Company consolidated its two Wyndham stores into one location to become more efficient. The Company opened its inaugural European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such a location was intended to serve as the distribution center for future products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid-19 in Europe.

In June 2021 and November 2021, the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Since the onset of Covid-19 the Company has temporarily waived any franchise fees at both locations so that the franchisees could establish operations at each of those locations.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of December 31, 2022, filed as part of the Company’s Annual Report on Form 10-K with the SEC on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the net value of the face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts. These receivables are related to the sale of our private label branded products sold in retail and grocery stores in Canada.

As of March 31, 2023, and December 31, 2022, our trade receivables amounted to $13,672 and $13,470 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of two components, a receivable from a franchisee, and a receivable from the government for Employee Retention Credits (“ERC”).

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of March 31, 2023 and December 31, 2022 the Company had ERC credits receivable of $27,190 and $27,190 in ERC credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of March 31, 2023 and December 31, 2022, respectively, the Company had a VAT net receivable from its Bari location amounting to $-0- and $-0- respectively.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of March 31, 2023 and December 31, 2022 the balance on the franchisee receivable was $22,000 and $22,000, respectively.

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

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurs.

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s consolidated statement of earnings, represent franchise revenue; and food and beverage products sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five step approach required under the guidelines of ASC 606:

1. Identify the contract with the client,

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

At the corporate owned restaurants all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu, it is prepared, delivered to the customer who then pays for the food order at the cash register. Our restaurant business represented approximately 90-95% of our revenue for the year ended December 31, 2022 and three months ended March 31, 2023.

For our branded retail products goods sold in Canada, the Company receives a detailed purchase order from grocery store retailers that specifies the goods ordered, their price, payment terms and the required delivery date. Once the delivery of items on the purchase order is made to the client and title passes to the retailer, the Company has met its performance obligation and recognizes revenue.

Non-controlling interest

Non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023 and December 31, 2022, the Company’s cash equivalents totaled $34,255 and $324,493, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of March 31, 2023 and December 31, 2022, the balance of the derivative liability was $139,740 and $73,398, respectively.

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

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. During the three months ended March 31, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory on March 31, 2023 and December 31, 2022 was $15,500 and $14,359, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the three months ended March 31, 2023 and March 31, 2022, all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2023 the Company had cash on hand of $34,255, negative working capital of $603,107 and an accumulated deficit of $15,656,889.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, the Company had $3,160 and $3,687 in property and equipment, all located at its Bari location in Italy. As of December 31, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Sales tax payable	$7,829	$3,957
Accrued interest payable	28,177	50,330
Payroll tax liabilities	96,452	95,106
Total accrued liabilities	$132,458	$149,393

The Company is in arrears on its payroll tax payments as of March 31, 2023. As of March 31, 2023 the “payroll tax liabilities” were comprised of approximately $49,455 in tax due, and $46,997 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, the balance of notes payable was $262,171 and $262,171 respectively. The 2022 balance is comprised of two unsecured 8% notes payable amounting to $12,171 that mature in September 2023, and an 8%, $250,000 unsecured loan that matures on July 13, 2024.

NOTE 7 – CONVERTIBLE NOTES AND DERIVATIVE LIABILITY

As of March 31, 2023 and December 31, 2022, the outstanding principal balance of convertible notes was $314,400 and $488,400 respectively. The balance of the derivative liability was $139,740 and 73,398 respectively.

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

During the three months ended March 31, 2023 the Talos, Fourth Man and Blue Lake converted $172,000 in note principal and $37,800 in accrued interest into 8,552,000 common shares. As a result of these conversion the company recorded a loss of $168,060 on the conversion of this debt.

On July 26, 2022 the Company entered into a $70,000 convertible note agreement at 9% interest with a maturity date of July 26, 2023 with Diagonal Lending. Under the terms of the note agreement Diagonal had the right to convert its note at a discount of 35% to the Company’s lowest trading price in the 10 days prior to conversion.

On January 23, 2023 the Company paid off this $70,000 convertible note along with accrued interest of $3,863 and a $20,000 prepayment penalty for a total payment of $93,863. On February 13, 2023 the Company entered into a new $70,000 note with a 180 maturity on the same terms as the previous $70,000 note.

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

The fair value of the Company’s derivative liability of $139,740 as of March 31, 2023 was estimated using the Black-Scholes-Merton Option Pricing model with a volatility of 246.8%, exercise price of $0.0084, using a one-year T-bill rate of $4.73%.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock. On March 31, 2023 and December 31, 2022, there were 210,220,534 and 189,216,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended March 31, 2023, the Company issued the following shares of stock:

•	6,000,000 shares for services valued at $206,700
•	6,000,000 shares for financing commitments valued at $198,000
•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860
•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453
•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of March 31, 2023 and December 31, 2022

Series B Stock

The Series B Stock is convertible at any time by the holder into the number of shares of common stock of the Company based on two times the price paid by the holder for the shares. The Board has the authorization to establish a minimum price for the conversion price of the Series B Stock (so that if the market price of the common stock of the Company drops below the issuance price, the conversion rate will then be based on the minimum price established by the Board and not the price paid for the shares). The holders of Series B Stock shall not be entitled to voting rights except as otherwise provided by applicable law. The holders of Series B Stock are not entitled to dividends until and unless determined by the Board.

Liquidation Preference

The holders of Series B Stock shall not be entitled to any distributions upon a liquidation of the Company.

Restrictions of Transferability

The shares of the Series B Stock shall not, directly, or indirectly, be sold, hypothecated, transferred, assigned, or disposed of in any manner without the prior written consent of the Board and applicable securities laws.

There were no shares of Series B Stock outstanding as of March 31, 2023 or December 31, 2022.

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

As of March 31, 2023 and December 31, 2022 there were 145,080 and 145,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants on March 31, 2023 and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	–	$–	–
Warrants issued	–	–	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
December 31, 2021	–	$–	–

Warrants issued	5,018,000	$0.10055	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
Balance December 31, 2022	5,018,000	$0.10055

Warrants issued	–	$–	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
Balance March 31, 2023	5,018,000	$0.10055	4.00

As of March 31, 2023 the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

As of March 31, 2023 there were 16,000,000 vested 10 year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of March 31, 2023, these options had no intrinsic value.

NOTE 9 – LEASES

As of March 31, 2023 the Company had two operating restaurants. The Company leases these spaces based upon the following schedules:

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

During the three months ended March 31, 2023, the Company adopted ASC 842, and based on the present value of the lease payments for the remaining average lease term of the Company’s existing leases noted above, the Company recognized $562,030 in noncurrent ROU assets, $88,469 in current lease liabilities and $473,561 in noncurrent lease liabilities from operating leases.

For the three months ended March 31, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $32,357 and $32,888, respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the company issued 7,000,000 common shares ot executive officers, 1,501,502 common shares as financing fees, and 6,503,890 shares to reduce convertible debt.

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

Recent Developments

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

Results of Operations

Comparison of Results of Operations for the three months ended March 31, 2023, and March 31, 2022

Revenue and Cost of Sales

Total revenues for the three months ended March 31, 2023, were $115,460 compared to $97,287 during the three months ended March 31, 2022. Revenues for the three months ended March 31, 2023, were comprised of $112,149 in food sales and $3,310 in retail sales, compared to food sales of $91,838 in food sales and $5,989 in sales of branded products to retail locations in Canada during the three months ended March 31, 2022. The increase in revenue is primarily attributable to slightly higher demand for the Company’s products.

Cost of goods sold during the three months ended March 31, 2023, $58,871 was compared to $45,176 during the three months ended March 31, 2022. This is attributable to higher sales volumes and offset by an increase in food price in 2023 compared to the 2022 period.

Operating expenses

Operating expenses were $531,283 for the three months ended March 31, 2023, compared to $203,450 during the three months ended March 31, 2022. Non-cash stock-based compensation was $206,700 and $5,170, for the periods ended March 31, 2023, and March 31, 2022, respectively. Excluding the stock-based compensation in both periods, operating expenses were $324,583 for the three months ended March 31, 2023, compared to $198,282 for the three months ended March 31, 2022. This is primarily attributable to an increase in all general and administrative categories of approximately $30,000 primarily due to inflationary increases, and an increase consulting expenses of approximately $89,000 primarily due to expenses associated with the SC Culinary transaction.

Other income and expense

Other expenses comprised of interest expense, financing fees, loss on the extinguishment of debt, and derivative liabilities were $477,687 for the three months ended March 31, 2023, compared to $2,293 during the three months ended March 31, 2022.  The increase in the 2023 period is attributable to the issuance of 6,000,000 commitment shares issued to lenders valued at $198,000 and due to the loss of $168,060 on the extinguishment of dent and a change of $66,342 on derivative liabilities.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2023, we incurred a net loss of $952,381 and a net loss of $950,498 attributable to non-controlling interests, compared to a net loss of $153,094 and a net loss of $2,889 attributable to non-controlling interests for the three months ended March 31, 2022.

Liquidity and Capital Resources

On March 31, 2023, we had $34,255 in cash and cash equivalents.

Net cash used in operating activities was $290,238 during the three months ended March 31, 2023, compared to net cash used of $119,390 during the three months ended March 31, 2022. The increase in net cash used in operating activities is primarily attributable to significantly increased losses in 2023 period.

Net cash provided by financing activities was $-0- for the three months ended March 31, 2023, compared to $5,000 during the three months ended March 31, 2022. The decrease in net cash provided by financing activities is primarily attributable to proceeds of $5,000 in 2022 for the sale of Preferred C stock compared to $-0- during the 2023 period.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting –. During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company and are not required to provide this information.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued the following shares of stock:

•	6,000,000 shares for services valued at $206,700;
•	6,000,000 shares for financing commitments valued at $198,000;
•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860; and
•	451,952 shares to pay off an accounts payable balance of $15,050.

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

KISSES FROM ITALY INC.
Date: May 11 2023
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

