Form 10-Q
period 2023-06-30
Kisses From Italy Inc.
filed 2023-08-14
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-55967

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

As of August 14, 2023, there were 295,922,080 shares of the registrant's common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,035	$324,493
Accounts receivable	14,760	13,470
Other receivables	49,190	49,190
Inventory	12,318	14,359
Total current assets	131,303	401,511
Property and equipment, net	2,633	3,687
Equipment not in service	40,852	40,852
Right of use assets	426,104	473,561
Other Assets	2,745	2,745
Total assets	$603,638	$922,355

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	97,510	$86,393
Accrued liabilities	108,133	149,393
Lease liability - short term	43,661	45,577
Notes payable	–	12,171
Convertible notes	230,000	488,400
Derivative liability	–	73,398
Total current liabilities	479,304	855,333
Notes payable long term -related party	308,507	250,000
Lease liability- long term	382,443	427,984
Total liabilities	1,170,254	1,533,317

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 165,080 shares and 145,080 shares issued and outstanding as of June 30, 2023 and December 31 2022, respectively	165	145
Common stock, $0.001 par value, 650,000,000 shares authorized; 249,975,926 and 189,216,582 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	249,976	189,216
Additional paid-in capital	16,234,714	13,939,053
Accumulated deficit	(17,015,535)	(14,706,391)
Total Kisses From Italy Stockholders' Deficit	(530,681)	(577,977)
Non-controlling interest	(35,937)	(32,985)
Total Stockholders' deficit	(566,617)	(610,962)
Total liabilities and deficit	$603,638	$922,355

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2023
Food sales	$61,379	$112,135	$176,839	$209,962
Cost of goods sold	29,120	60,769	87,991	105,945
Gross profit	32,259	51,366	88,848	104,017
Operating expenses:
Depreciation and amortization	526	526	1,053	1,053
Stock based compensation-related party	980,300	–	980,300	5,170
Stock based compensation	66,500	–	273,200	–
Payroll and other expenses	39,130	(6,288)	92,570	39,545
Rent	27,578	36,093	59,935	68,981
Consulting and professional fees	74,952	59,748	225,709	120,852
General and administrative	38,090	48,297	125,591	106,227
Total operating expenses	1,227,075	138,376	1,758,358	341,828
Income (loss) from operations	(1,194,816)	(87,010)	(1,669,510)	(237,811)
Other income (expense)
Interest (expense)	(304,639)	(300,211)	(547,924)	(302,504)
Loss the extinguishment of debt	–	–	(168,060)	–
Change in the fair value of the derivative liability	139,740	–	73,398	–
Total other income (expense)	(164,899)	(300,211)	(642,586)	(302,504)
Income (loss) before income taxes	(1,359,715)	(387,221)	(2,312,096)	(540,314)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(1,359,715)	(387,221)	(2,312,096)	(540,314)
Less: net income (loss) attributable to non-controlling interests	(1,069)	19,419	(2,952)	16,530
Net loss attributable to Kisses From Italy, Inc.	$(1,358,646)	$(406,639)	$(2,309,144)	$(556,844)

Basic earnings (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	222,836,116	185,101,890	208,771,655	184,328,968
Diluted	222,836,116	185,101,890	208,771,655	184,328,968

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total Stockholders’
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	(Deficit)
Balance, December 31, 2021	–	$–	–	$–	240,080	$240.0	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Stock based compensation	–	–	–	–	–	–	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to Common stock	–	–	–	–	(100,000)	(100)	3,000,000	3,000	(2,900)	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(2,889)	–	(2,889)

Net income (loss)	–	–	–	–	–	–	–	–	–	–	(150,205)	–

Balance, March 31, 2022	–	$–	–	$–	145,080	$145	183,913,582	$183,913	$13,710,078	$(22,554)	$(14,009,211)	$(137,629)

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	97,453	–	–	97,453

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	1,607,000	1,607	73,977	–	–	75,584

Non-controlling interest, net income loss	–	–	–	–	–	–	–	–	–	19,419	–	19,419

Net loss	–	–	–	–	–	–	–	–	–	–	(406,639)	(406,639)

Balance, June 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	$13,881,508	$(3,135)	$(14,415,850)	$(351,812)

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited) (Continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total Stockholders’
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Stock based compensation for services	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

Net loss	–	–	–	–	–	–	–	–	–	–	(1,358,646)	(1,358,646)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,069)	–	(1,069)

Stock based compensation for services	–	–	–	–	–	–	1,750,000	1,750	64,750	–	–	66,500

Issuance of warrants for financing	–	–	–	–	–	–	–	–	56,630	–	–	56,630
												–
Stock based compensation for- services related party	–	–	–	–	–	–	26,000,000	26,000	954,300	–	–	980,300
												–
Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	6,503,890	6,504	227,896	–	–	234,400
												–
Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	143,000	–	–	147,000
												–
Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	1,501,502	1,502	48,499	–	–	50,001

Issuance of preferred shares to pay accrued interest	–	–	–	–	20,000	20	–	–	19,980	–	–	20,000

Balance, June 30, 2023	–	$–	–	$–	165,080	$165	249,975,926	$249,976	$16,234,714	$(35,937)	$(17,015,535)	$(566,617)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities of continuing operations:
Net loss	$(2,312,096)	$(540,314)
Depreciation and amortization	1,053	1,053
Loss on the extinguishment of debt	168,060	5,170
Stock-based compensation for services	1,253,500	–
Change in the fair market value of derivative liability	(139,740)	–
Issuance of financing commitment shares	345,000	75,584
Issuance of financing commitment warrants	56,630	97,453
Changes in operating assets and liabilities:
Other assets	–	(19,744)
Accounts receivable	(1,290)	(2,189)
Account receivable-other	–	(5,586)
Inventory	2,041	(11,563)
Accounts payable	46,167	31,693
Accrued liabilities	64,882	21,163
Net cash (used in) operating activities	(515,794)	(347,280)

Cash flows from investing activities:
Purchase of fixed assets	–	–
Net cash used in financing activities	–	–

Cash flows from financing activities:
Proceeds from equity line	50,000	–
Proceeds from notes payable	58,507	–
Repayment of notes payable	(12,171)	–
Proceeds from convertible notes	220,000	480,000
Repayment of convertible notes	(70,000)	–
Proceeds from the sale of preferred stock	–	5,000
Net cash provided by financing activities	246,335	485,000

Net (decrease) increase in cash and cash equivalents	(269,458)	137,720
Cash and cash equivalents at beginning of period	324,493	139,485
Cash and cash equivalents at end of period	$55,035	$277,205

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$616,260	$–
Reduction of accounts payable with common stock and treasury stock	$35,050	$–

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

During the first quarter of 2023 the Company began transitioning its business model.  In light of the Company’s new partnership with celebrity Chef, Scott Conant, and the creation of a new brand, named ‘The Ponte San’gwich Shoppe and Italian Deli’ which will be wholly owned by Kisses From Italy and of which the sales and development of the new franchise brand will be headed by the Company’s franchise consultant, Fransmart.

Most recently, a redevelopment clause was invoked on the Company’s Wyndham Palm Aire lease location and the Company made the decision to close its operations there and began looking for a new location in South Florida.  As of June 30, 2023 the Company was no longer operating at the Pompano Beach Wyndham Palm Aire location and had one remaining corporate owned restaurant open in Ft. Lauderdale Florida. The Company is currently scouting locations in the New York City area for the opening of its first location under the new brand.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC. Kisses-Palm Sea Royal closed its operation on June 30, 2023.

All intercompany accounts and transactions are eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at and as of December 31, 2022, filed as part of the Company’s Annual Report on Form 10-K with the SEC on June 30, 2023.

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

As of June 30, 2023, and December 31, 2022, our trade receivables amounted to $14,760 and $13,470 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

Other receivables are comprised of two components, a receivable from a franchisee, and a receivable from the government for Employee Retention Credits (“ERC”).

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of June 30, 2023 and December 31, 2022 the Company had ERC credits receivable of $27,190 and $27,190 in ERC credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of June 30, 2023 and December 31, 2022, respectively, the Company had a VAT net receivable from its Bari location amounting to $-0- and $-0- respectively.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of June 30, 2023 and December 31, 2022 the balance on the franchisee receivable was $22,000 and $22,000, respectively.

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

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

At the corporate owned restaurants all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu, it is prepared, delivered to the customer who then pays for the food order at the cash register. Our restaurant business represented approximately 90-95% of our revenue for the year ended December 31, 2022 and six months ended June 30, 2023.

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

Non-controlling interest

A non-controlling interest represents third-party ownership in the net assets of one of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority-owned subsidiary consolidated with those of the Company’s wholly-owned subsidiaries, with any third-party investor’s interest shown as non-controlling interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023 and December 31, 2022, the Company’s cash equivalents totaled $55,035 and $324,493, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of June 30, 2023 and December 31, 2022, the balance of the derivative liability was $-0- and $73,398, respectively.

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

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. During the three months ended June 30, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory on June 30, 2023 and December 31, 2022 was $$12,318 and $14,359, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the six months ended June 30, 2023 and June 30, 2022, all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2023 the Company had cash on hand of $55,035, negative working capital of $348,000 and an accumulated deficit of $ 17,015,535.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, the Company had $2,633 and $3,687 in property and equipment, all located at its Bari location in Italy. As of December 31, 2022 all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Sales tax payable	$2,685	$3,957
Accrued interest payable	7,649	50,330
Payroll tax liabilities	97,799	95,106
Total accrued liabilities	$108,133	$149,393

The Company is in arrears on its payroll tax payments as of June 30, 2023. As of June 30, 2023 the “payroll tax liabilities” were comprised of approximately $49,791 in tax due, and $48,008 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, the balance of notes payable was $308,057 and $262,171 respectively. The balance as of June 30, 2023 is comprised of two unsecured 8% notes payable amounting to $250,000 and $58,507 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024 and April 3, 2023, respectively.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2023 and December 31, 2022, the outstanding principal balance of convertible notes was $230,000 and $488,400 respectively.

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

As of June 30, 202 the Talos Note, Blue Lake Note and the Fourth Man Note had converted their convertible notes to equity and no balance or accrued interest was due to these lenders.

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

On May 24, 2022, the Company, entered into a Securities Purchase Agreement (the “ JSC Purchase Agreement”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”), pursuant to which the Company issued to JSC a promissory note in the principal amount of $110,000.00 (the “JSC Note”). The Company received $100,000.00 gross proceeds from JSC due to the original issue discount on the Note. In connection with the execution and delivery of the Purchase Agreement and the issuance of the Note, the Company issued to JSC 500,000 commitment shares (the “JSC Commitment Shares”) and a warrant to purchase an additional 1,000,000 shares of common stock of the Company (the “JSC Warrant”).

The JSC Note bears interest at a rate of 10% per annum and is due and payable no later than February 9, 2024. Although the Company has the right to prepay the JSC Note without penalty, the annual interest is due if the JSC Note is paid in full by the Company prior to maturity. Upon default of the Note, the interest increases to 15%.

The JSC Note is convertible at a fixed conversion price of $0.01 (the “JSC Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the JSC Conversion Price, the JSC Conversion Price shall be reduced to such an amount.

The JSC Warrant provides for the purchase of up to 1,000,000 shares of the Company’s common stock (the “JSC Warrant Shares”) at an exercise price of $0.10 per share. The JSC Warrant is exercisable on the earlier of 180 days from the date it was issued or when a registration statement covering the JSC Warrant Shares is declared effective. The JSC Warrant may be exercised on a cashless basis unless a registration statement covering the JSC Warrant Shares has been declared effective at the time of exercise. The number of the JSC Warrant Shares is subject to customary adjustments.

On June 6, 2023, but effective on June 12, 2023, the Company, entered into a Securities Purchase Agreement (the “Firstfire Purchase Agreement”) with Firstfire Global Opportunity Fund, LLC, a Delaware limited liability company (“Firstfire”), pursuant to which the Company issued to Firstfire a promissory note in the principal amount of $110,000.00 (the “Firstfire Note”). The Company received $100,000 gross proceeds from Firstfire due to the original issue discount on the Note. In connection with the execution and delivery of the Firstfire Purchase Agreement and the issuance of the Firstfire Note, the Company issued to Firstfire 500,000 commitment shares (the “Firstfire Commitment Shares”) and a warrant (the “Firstfire Warrant”; and together with the Firstfire Purchase Agreement and the Firstfire Note, the “Firstfire Transaction Documents”) to purchase an additional 1,000,000 shares of common stock of the Company.

The Firstfire Note bears interest at a rate of 10% per annum and is due and payable on June 5, 2024. Although the Company has the right to prepay the Firstfire Note without penalty, the annual interest is due if the Firstfire Note is paid in full by the Company prior to maturity. Upon default of the Firstfire Note, the interest increases to the lesser of 18% per annum or the maximum amount permitted by law.

The Firstfire Note is convertible at the option of Firstfire, at any time at a fixed conversion price of $0.01 (the “Firstfire Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the Firstfire Conversion Price, the Firstfire Conversion Price shall be reduced to such an amount.

The Firstfire Warrant issued to Firstfire provides for the purchase of up to 1,000,000 shares of the Company’s common stock (the “Firstfire Warrant Shares”) at an exercise price of $0.10 per share. The Firstfire Warrant is exercisable commencing on the date of issuance and ending on the five-year anniversary of the date of issuance. The Firstfire Warrant may be exercised on a cashless basis, and the number of Firstfire Warrant Shares is subject to customary adjustments.

The Company’s sales of shares of common stock to Firstfire under the Firstfire Transaction Documents are limited to no more than the number of shares that would result in the beneficial ownership Firstfire and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock. The Company and Firstfire made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

On June 16, 2023 the Company paid off its $70,000 diagonal Lending Convertible loan along with $20,067 in accrued interest and fees.

On June 21, 2023, the Company entered into an amendment (the “Amendment”) to the JSC Warrant with JSC, pursuant to which the parties provided that any stock issuances to MacRab LLC, officers, directors, vendors, and suppliers of the Company in satisfaction of amounts owed to such parties, would not result in an adjustment to the exercise price. In consideration for the Amendment, the Company issued 3,000,000 shares of Common Stock to JSC.

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock. On June 30, 2023 and December 31, 2022, there were 249,975,926 and 189,216,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended June 30, 2023, the Company issued the following shares of common stock:

•	26,000,000 shares were issued for related party services which were valued at $980,300
•	1,750,000 shares were issued for services which were valued at $66,500
•	6,503,000 shares were issued upon the conversion of convertible notes and accrued interest. These shares were valued at $234,400.
•	4,000,000 shares valued at $147,000 were issued as a commitment fee to obtain financing
•	1,501,502 common shares were sold pursuant to the Company’s credit line for gross proceeds of $50,000

During the three months ended March 31, 2023, the Company issued the following shares of common stock:

•	6,000,000 shares for services valued at $206,700
•	6,000,000 shares for financing commitments valued at $198,000
•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860
•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453
•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of June 30, 2023 and December 31, 2022

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

There were no shares of Series B Stock outstanding as of June 30, 2023 or December 31, 2022.

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

As of June 30, 2023 and December 31, 2022 there were 165,080 and 145,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants on June 30, 2023 and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

Balance January 1, 2021	–	$–	–
Warrants issued	–	–	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
December 31, 2021	–	$–	–

Warrants issued	5,018,000	$0.10	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
Balance December 31, 2022	5,018,000	$0.10055

Warrants issued	–	$–	–
Warrants exercised	2,080,000	.10	–
Warrants forfeited	–	–	–
Balance June 30, 2023	7,098,000	$0.10055	4.50

As of June 30, 2023 the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

As of June 30, 2023 there were 16,000,000 vested 10 year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of June 30, 2023, these options had no intrinsic value.

NOTE 9 – LEASES

As of June 30, 2023 the Company had two operating restaurants. The Company leases these spaces based upon the following schedules:

•	Kisses From Italy 9th LLC based in Fort Lauderdale, Florida leases approximately 990 square feet and has paid $3,273 per month since 2018, pending completion of the required renovations to the exterior and interior of the property necessitated due to hurricane damage that occurred to the location in 2018. The landlord has been very slow in making these changes. It was agreed upon that when work was completed, and approved by the City of Fort Lauderdale, the rent would be increased to the market rate at that time. Beginning on May 1, 2021, the rent increased to $5,857.50 per month and was renewed by the Company for an additional five-year term with standard annual escalator costs.

•	Kisses-Palm Sea Royal LLC based in Pompano Beach, Florida leases approximately 2,300 square feet for $3,933 per month. The Company has a one-year automatic renewal provision for this lease on May 1st of each year under the same terms. The Company did not renew its lease at the Palm Aire location. See Note !.

•	Kisses From Italy Italia SRLS based in Bari, Italy, leases approximately 2,200 square feet of space for 1,400 euros per month under the terms of a nine-year lease which ends on May 5, 2024 and has an optional automatic renewal provision for nine years. The Company is in the process of negotiating new terms for the lease. Both parties have agreed no rent payments will be submitted, until new terms are agreed upon.

During the three months ended March 31, 2023, the Company adopted ASC 842, and based on the present value of the lease payments for the remaining average lease term of the Company’s existing leases noted above, the Company recognized $562,030 in noncurrent ROU assets, $88,469 in current lease liabilities and $473,561 in noncurrent lease liabilities from operating leases.

For the six months ended June 30, 2023 and 2022, the Company recorded rent expenses related to lease obligations of $32,357 and $32,888, respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

On July 11, 2023 (the “Issue Date”), the Company, entered into a Securities Purchase Agreement (the “ GSC Purchase Agreement”) with GS Capital Partners, LLC, (“GSC”), pursuant to which the Company issued to GSC a 10% promissory note in the principal amount of $115,000.00 (the “GSC Note”). The Company received $105,000.00 gross proceeds from GSC due to the original issue discount on the GSC Note of $10,000. In connection with the execution and delivery of the GSC Purchase Agreement and the issuance of the GSC Note, the Company issued to GSC 500,000 commitment shares (the “GSC Commitment Shares”) and a warrant to purchase an additional 862,500 shares of common stock of the Company (the “GSC Warrant”) at an exercise price of $0.10 per share (the “GSC Exercise Price”). In addition to the Commitment Shares, the Company issued 1,500,000 returnable shares to GSC (the “Returnable Shares”), which are held in book-entry and returnable to the Company by GSC unless there is an uncured default during the 12-month term of the GSC Note.

The GSC Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “GSC Conversion Price”) and is due and payable no later than July 11, 2024. Interest on the GSC Note is payable in shares of the Company’s common stock (the “Common Stock”) commencing on the Issue Date. The Note may be prepaid at an amount equal to 110% of the principal plus accrued interest within 180 days.

The GSC Note can be accelerated upon the occurrence of an event of default, which shall occur, among other events, (i) if the Company defaults in the payment of principal or interest on the GSC Note or any other note issued to GSC by the Company, (ii) if a majority of the members of the board of directors of the Company on the Issue Date are no longer serving as members of the board, (iii) the Company is not current in its filings with the Securities and Exchange Commission, (iv) if the Common Stock are delisted from an exchange (including the OTC Market exchange), or if the Common Stock trades on an exchange, and trading in the Common Stock is suspended for more than 10 consecutive days, or (v) the Company ceases to file its reports under the Securities Act of 1933, as amended (the “Act”). Upon an event of default, interest on the GSC Note shall accrue at a default interest rate of 24% per annum, and the GSC Conversion Price shall decrease from $.01 per share to $0.005 per share.

The parties agree that while any principal amount, interest or fees, or expenses are still outstanding under the GSC Note, the Company will not enter into any public or private offering of its securities in which the Company receives cash proceeds in the aggregate of more than $450,000 with another investor or investor that establishes rights or benefiting such other investor or investors in any manner more favorable in any material respect than the rights and benefits established in favor of GSC.

The GSC Warrant provides for the purchase of up to 862,500 shares of the Common Stock (the “GSC Warrant Shares”) at the GSC Exercise Price and is exercisable at any time on or after the Issue Date and terminating on the five-year anniversary of the Issue Date. The GSC Warrant may be exercised, in whole or part, on a cashless basis unless a registration statement covering the GSC Warrant Shares is effective at the time of exercise, entitling GSC to receive the number of shares calculated based on the closing price of the Common Stock immediately preceding the date on which GSC elects to a cashless exercise of the GSC Warrant at the GSC Exercise Price, as adjusted.

The Company’s sales of shares of Common Stock to GSC under the GSC Purchase Agreement is limited to no more than the number of shares that would result in the beneficial ownership by the Buyer and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

The Company and GSC made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

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

On July 26, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company issued Diagonal a promissory note in the principal amount $70,000 (the “Diagonal Note”). The Diagonal Note bears interest at a rate of 9% per annum and was due and payable on July 26, 2023. Upon an event of default under the Diagonal Note, the interest increases to 22%.

Recent Developments

The Company entered into a Strategic Alliance Agreement, effective as of March 1, 2023 (the “SAA”), with SC Culinary LLC, a New York limited liability company (“SC Culinary”), which is currently the creator and owner of, and in possession of, a quick-service food concept (the “Concept”) and is developing and will develop all intellectual property rights related to the Concept (the “Intellectual Property Rights”), all of which were or will be developed or acquired by SC Culinary, independently, or assigned to it by Scott Conant. Scott Conant, who owns all rights in and to his name, voice, image, and likeness (the “NIL Rights”), has granted SC Culinary the exclusive right to license the NIL Rights to third parties.

Pursuant to the SAA, SC Culinary will license its interest in the Concept, the Intellectual Property Rights, and the NIL Rights (collectively, the “License”) to the wholly-owned subsidiary of the Company, The Ponte San’gwich Shoppe & Italian Deli SM (the “Subsidiary”), which we established on May 26, 2023, in the state of Florida, for the purpose of developing the Concept into the business of the Subsidiary (the “Brand”).

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

On May 25, 2023, the Company released the name of its new restaurant and the Brand and Concept. The Brand was created as a result of the Company’s entry into the SAA. The new restaurant, Brand and Concept will be The Ponte San’gwich Shoppe & Italian Deli SM, inspired by the tight-knit Italian community, nicknamed “Pontes,” of Waterbury, Connecticut.

On May 24, 2022, the Company, entered into a Securities Purchase Agreement (the “ JSC Purchase Agreement”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”), pursuant to which the Company issued to JSC a promissory note in the principal amount of $110,000.00 (the “JSC Note”). The Company received $100,000.00 gross proceeds from JSC due to the original issue discount on the Note. In connection with the execution and delivery of the Purchase Agreement and the issuance of the Note, the Company issued to JSC 500,000 commitment shares (the “JSC Commitment Shares”) and a warrant to purchase an additional 1,000,000 shares of common stock of the Company (the “JSC Warrant”).

The JSC Note bears interest at a rate of 10% per annum and is due and payable no later than February 9, 2024. Although the Company has the right to prepay the JSC Note without penalty, the annual interest is due if the JSC Note is paid in full by the Company prior to maturity. Upon default of the Note, the interest increases to 15%.

The JSC Note is convertible at a fixed conversion price of $0.01 (the “JSC Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the JSC Conversion Price, the JSC Conversion Price shall be reduced to such amount.

The JSC Warrant provides for the purchase of up to 1,000,000 shares of the Company’s common stock (the “JSC Warrant Shares”) at an exercise price of $0.10 per share. The JSC Warrant is exercisable on the earlier of 180 days from the date it was issued or when a registration statement covering the JSC Warrant Shares is declared effective. The JSC Warrant may be exercised on a cashless basis unless a registration statement covering the JSC Warrant Shares has been declared effective at the time of exercise. The number of the JSC Warrant Shares is subject to customary adjustments.

On June 6, 2023, but effective on June 12, 2023, the Company, entered into a Securities Purchase Agreement (the “Firstfire Purchase Agreement”) with Firstfire Global Opportunity Fund, LLC, a Delaware limited liability company (“Firstfire”), pursuant to which the Company issued to Firstfire a promissory note in the principal amount of $110,000.00 (the “Firstfire Note”). The Company received $100,000 gross proceeds from Firstfire due to the original issue discount on the Note. In connection with the execution and delivery of the Firstfire Purchase Agreement and the issuance of the Firstfire Note, the Company issued to Firstfire 500,000 commitment shares (the “Firstfire Commitment Shares”) and a warrant (the “Firstfire Warrant”; and together with the Firstfire Purchase Agreement and the Firstfire Note, the “Firstfire Transaction Documents”) to purchase an additional 1,000,000 shares of common stock of the Company.

The Firstfire Note bears interest at a rate of 10% per annum and is due and payable on June 5, 2024. Although the Company has the right to prepay the Firstfire Note without penalty, the annual interest is due if the Firstfire Note is paid in full by the Company prior to maturity. Upon default of the Firstfire Note, the interest increases to the lesser of 18% per annum or the maximum amount permitted by law.

The Firstfire Note is convertible at the option of Firstfire, at any time at a fixed conversion price of $0.01 (the “Firstfire Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the Firstfire Conversion Price, the Firstfire Conversion Price shall be reduced to such an amount.

The Firstfire Warrant issued to Firstfire provides for the purchase of up to 1,000,000 shares of the Company’s common stock (the “Firstfire Warrant Shares”) at an exercise price of $0.10 per share. The Firstfire Warrant is exercisable commencing on the date of issuance and ending on the five-year anniversary of the date of issuance. The Firstfire Warrant may be exercised on a cashless basis, and the number of Firstfire Warrant Shares is subject to customary adjustments.

The Company’s sales of shares of common stock to Firstfire under the Firstfire Transaction Documents are limited to no more than the number of shares that would result in the beneficial ownership Firstfire and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock. The Company and Firstfire made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

On June 21, 2023, the Company entered into an amendment (the “Amendment”) to the JSC Warrant with JSC, pursuant to which the parties provided that any stock issuances to MacRab LLC, officers, directors, vendors, and suppliers of the Company in satisfaction of amounts owed to such parties, would not result in an adjustment to the exercise price. In consideration for the Amendment, the Company issued 3,000,000 shares of Common Stock to JSC.

Most recently, a redevelopment clause was invoked on the Company’s Wyndham Palm Aire lease location and the Company made the decision to close its operations there and began looking for a new location in South Florida.  As of June 30, 2023 the Company was no longer operating the Pompano Beach Wyndham Palm Aire location and had one remaining corporate owned restaurant open in Ft. Lauderdale Florida.

On July 11, 2023 (the “Issue Date”), the Company, entered into a Securities Purchase Agreement (the “ GSC Purchase Agreement”) with GS Capital Partners, LLC, (“GSC”), pursuant to which the Company issued to GSC a 10% promissory note in the principal amount of $115,000.00 (the “GSC Note”). The Company received $105,000.00 gross proceeds from GSC due to the original issue discount on the GSC Note of $10,000. In connection with the execution and delivery of the GSC Purchase Agreement and the issuance of the GSC Note, the Company issued to GSC 500,000 commitment shares (the “GSC Commitment Shares”) and a warrant to purchase an additional 862,500 shares of common stock of the Company (the “GSC Warrant”) at an exercise price of $0.10 per share (the “GSC Exercise Price”). In addition to the Commitment Shares, the Company issued 1,500,000 returnable shares to GSC (the “Returnable Shares”), which are held in book-entry and returnable to the Company by GSC unless there is an uncured default during the 12-month term of the GSC Note.

The GSC Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “GSC Conversion Price”) and is due and payable no later than July 11, 2024. Interest on the GSC Note is payable in shares of the Company’s common stock (the “Common Stock”) commencing on the Issue Date. The Note may be prepaid at an amount equal to 110% of the principal plus accrued interest within 180 days.

The GSC Note can be accelerated upon the occurrence of an event of default, which shall occur, among other events, (i) if the Company defaults in the payment of principal or interest on the GSC Note or any other note issued to GSC by the Company, (ii) if a majority of the members of the board of directors of the Company on the Issue Date are no longer serving as members of the board, (iii) the Company is not current in its filings with the Securities and Exchange Commission, (iv) if the Common Stock are delisted from an exchange (including the OTC Market exchange), or if the Common Stock trades on an exchange, and trading in the Common Stock is suspended for more than 10 consecutive days, or (v) the Company ceases to file its reports under the Securities Act of 1933, as amended (the “Act”). Upon an event of default, interest on the GSC Note shall accrue at a default interest rate of 24% per annum, and the GSC Conversion Price shall decrease from $.01 per share to $0.005 per share.

The parties agree that while any principal amount, interest or fees, or expenses are still outstanding under the GSC Note, the Company will not enter into any public or private offering of its securities in which the Company receives cash proceeds in the aggregate of more than $450,000 with another investor or investor that establishes rights or benefiting such other investor or investors in any manner more favorable in any material respect than the rights and benefits established in favor of GSC.

The GSC Warrant provides for the purchase of up to 862,500 shares of the Common Stock (the “GSC Warrant Shares”) at the GSC Exercise Price and is exercisable at any time on or after the Issue Date and terminating on the five-year anniversary of the Issue Date. The GSC Warrant may be exercised, in whole or part, on a cashless basis unless a registration statement covering the GSC Warrant Shares is effective at the time of exercise, entitling GSC to receive the number of shares calculated based on the closing price of the Common Stock immediately preceding the date on which GSC elects to a cashless exercise of the GSC Warrant at the GSC Exercise Price, as adjusted.

The Company’s sales of shares of Common Stock to GSC under the GSC Purchase Agreement is limited to no more than the number of shares that would result in the beneficial ownership by the Buyer and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

The Company and GSC made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

Results of Operations

Comparison of Results of Operations for the three months ended June 30, 2023, and June 30, 2022

Revenue and Cost of Sales

Total revenues for the three months ended June 30, 2023, were $61,379 compared to $112,135 during the three months ended June 30, 2022. The decrease in revenue is primarily attributable to the winding down and closing of the Company’s Wyndham store.

Cost of goods sold during the three months ended June 30, 2023, was $29,120 compared to $60,769 during the three months ended June 30, 2022. This is attributable to lower sales volumes.

Operating expenses

Operating expenses were $1,227,075 for the three months ended June 30, 2023, compared to $138,376 during the three months ended June 30, 2022. Non-cash stock-based compensation was $1,046,800 and $-0-, for the periods ended June 30, 2023, and June 30, 2022, respectively. Excluding the stock-based compensation in both periods, operating expenses were $181,075 for the three months ended June 30, 2023, compared to $138,376 for the three months ended June 30, 2022. This increase is primarily attributable to an increase of approximately $40,000 in payroll expenses in the 2023 period compared to 2022 in which the company recorded ERC credits related to Covid-19.

Other income and expense

Other expenses comprised of interest expense and change in the fair value of derivative liability were $164,899 for the three months ended June 30, 2023, compared to $300,211 during the three months ended June 30, 2022.  The decrease in other expenses in the 2023 period is attributable to a positive change in the fair value of the derivative liability of $139,740.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2023, we incurred a net loss of $1,359,715 and a net loss of $1,069 attributable to non-controlling interests, compared to a net loss of $387,221 and a net profit of $19,419 attributable to non-controlling interests.

Comparison of Results of Operations for the Six months ended June 30, 2023, and June 30, 2022

Revenue and Cost of Sales

Total revenues for the six months ended June 30, 2023, were $176,839 compared to $209,962 during the six months ended June 30, 2022. The decrease in revenue is primarily attributable to the winding down of the company Wyndham location.

Cost of goods sold during the six months ended June 30, 2023, $87,991 was compared to $105,945 during the six months ended June 30, 2022. This is attributable to lower sales volumes.

During the first quarter of 2023 the Company began transitioning its business model.  In light of the Company’s new partnership with celebrity Chef, Scott Conant, and the creation of a new brand, named ‘The Ponte San’gwich Shoppe and Italian Deli’ which will be wholly owned by Kisses From Italy and of which the sales and development of the new franchise brand will be headed by the Company’s franchise consultant, Fransmart.

In light of the Company’s new partnership with celebrity Chef, Scott Conant, and the creation of a new brand, named ‘The Ponte San’gwich Shoppe and Italian Deli’ which will be wholly owned by Kisses From Italy and of which the sales and development of the new franchise brand will be headed by our current franchise consultant, Fransmart.  In working with seasoned and experienced professionals such as Scott Conant and Dan Rowe from Fransmart, it has become more important than ever for us to re-think our strategy and overall branding. The goal is by improving our current locations through improved demographic placement and finding quality locations that will elevate our brand. We are also aggressively exploring launching Ponte branded into retail spaces in the very near future.

Operating expenses

Operating expenses were $1,758,358 for the six months ended June 30, 2023, compared to $341,828 during the six months ended June 30, 2022. Non-cash stock-based compensation was $1,253,500 and $5,170, for the six month periods ended June 30, 2023, and June 30, 2022, respectively. Excluding the stock-based compensation in both periods, operating expenses were $504,858 for the six months ended June 30, 2023, compared to 336,658 for the six months ended June 30, 2022. This increase is primarily attributable to an increase of $104,857 in consulting expenses and an increase of $53,025 in payroll expense in 2023 when compared to the same period in 2022.

Other income and expense

Other expenses comprised of interest expense, loss on the extinguishment of debt and change in the fair value of derivative liability were $642,586 for the six months ended June 30, 2023, compared to $302,504 during the six months ended June 30, 2022.  The increase in other expenses in the 2023 period is primarily attributable to increased interest expense of approximately $245,000, loss of approximately $168,060 on the extinguishment of debt offset by a change of $73,398 in the derivative liability.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2023, we incurred a net loss of $2,312,096 and a net loss of $2,952 attributable to non-controlling interests, compared to a net loss of $540,314 and a net profit of $16,530 attributable to non-controlling interests.

Liquidity and Capital Resources

On June 30, 2023, we had $55,035 in cash and cash equivalents.

Net cash used in operating activities was $515,794 during the six months ended June 30, 2023, compared to net cash used of $347,280 during the six months ended June 30, 2022. The increase in net cash used in operating activities is primarily attributable to higher operating losses net of non-cash stock based compensation in the 2023 period compared to 2022.

Net cash provided by financing activities was $246,335 for the six months ended June 30, 2023, compared to $485,000 during the six months ended June 30, 2022. The decrease in net cash provided by financing activities is primarily attributable to a reduction of $330,000 in convertible note proceed (net of repayments) in 2023 partially offset by proceeds of $50,000 from the company’s equity line and net proceeds of $46,336, compared to same period in 2022.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

There were no other sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

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
Date: August 14, 2023
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

