Form 10-Q
period 2023-09-30
Kisses From Italy Inc.
filed 2023-11-14
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 14, 2023, there were 326,008,642 shares of the registrant's common stock outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,837	$324,493
Accounts receivable	14,469	13,470
Other receivables	49,190	49,190
Inventory	12,545	14,359
Total current assets	184,041	401,511
Property and equipment, net	–	3,687
Equipment not in service	40,852	40,852
Right of use assets	402,375	473,561
Other Assets	2,745	2,745
Total assets	$630,013	$922,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,117	$86,393
Accrued liabilities	123,797	149,393
Lease liability - short term	42,703	45,577
Notes payable	–	12,171
Convertible notes	460,000	488,400
Derivative liability	–	73,398
Total current liabilities	728,617	855,333
Notes payable long term	308,507	250,000
Lease liability- long term	359,672	427,984
Total liabilities	1,396,796	1,533,317

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 165,080 shares and 145,080 shares issued and outstanding as of September 30, 2023 and December 31 2022, respectively	165	145
Common stock, $0.001 par value, 650,000,000 shares authorized; 302,747,608 and 189,216,582 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	302,747	189,216
Additional paid-in capital	18,158,235	13,939,053
Accumulated deficit	(19,227,929)	(14,706,391)
Total Kisses From Italy Stockholders' Deficit	(766,783)	(577,977)
Non-controlling interest	–	(32,985)
Total Stockholders' deficit	(766,783)	(610,962)
Total liabilities and deficit	$630,013	$922,355

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Food sales	$26,567	$101,522	$203,406	$311,484
Cost of goods sold	8,268	56,179	96,259	162,125
Gross profit	18,299	45,343	107,147	149,359
Operating expenses:
Depreciation and amortization	2,634	527	39,624	1,580
Stock based compensation-related party	1,215,000	–	2,195,300	–
Stock based compensation	34,000	–	307,200	5,170
Payroll and other expenses	30,685	48,575	123,255	88,120
Rent	25,942	27,694	85,877	96,675
Consulting and professional fees	8,861	43,786	234,570	164,637
General and administrative	83,266	93,716	169,968	199,942
Total operating expenses	1,400,388	214,298	3,155,793	556,124
Income (loss) from operations	(1,382,089)	(168,955)	(3,048,646)	(406,765)
Other income (expense)
Interest (expense)	(830,306)	(9,125)	(1,378,230)	(311,629)
Loss the extinguishment of debt	–	–	(168,060)	–
Change in the fair value of the derivative liability	–	(109,411)	73,398	(109,411)
Total other income (expense)	(830,306)	(118,536)	(1,472,892)	(421,040)
Income (loss) before income taxes	(2,212,395)	(287,491)	(4,521,538)	(827,805)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(2,212,395)	(287,491)	(4,521,538)	(827,805)
Less: net income (loss) attributable to non-controlling interests	35,937	(5,596)	32,935	10,934
Net loss attributable to Kisses From Italy, Inc.	$(2,248,332)	$(281,895)	$(4,554,473)	$(838,739)

Basic earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Diluted earnings (loss) per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of shares outstanding:
Basic	291,439,823	185,520,582	236,630,525	184,730,359
Diluted	291,439,823	185,520,582	236,630,525	184,730,359

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses from Italy

Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	180913	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	–	$–	–	$–	240,080	$240.0	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Stock based compensation	–	–	–	–	–	–	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to Common stock	–	–	–	–	(100,000)	(100)	3,000,000	3,000	(2,900)	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–		(2,889)	–	(2,889)

Net income (loss)	–	–	–	–	–	–	–	–		–	(150,205)	(150,205)

Balance, March 31, 2022	–	$–	–	$–	145,080	$145	183,913,582	$183,913	$13,710,078	$(22,554)	$(14,009,211)	$(137,629)

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	97,453	–	–	97,453

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	1,607,000	1,607	73,977	–	–	75,584

Non-controlling interest, net income loss	–	–	–	–	–	–	–	–	–	19,419	–	19,419

Net loss	–	–	–	–	–	–	–	–	–	–	(406,639)	(406,639)

Balance, June 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	$13,881,508	$(3,135)	$(14,415,850)	$(351,812)

Net loss	–	–	–	–	–	–	–	–	–	–	(281,895)	(281,895)

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(5,596)	–	(5,596)

Issuance of warrants in connection with debt	–	–	–	–	–	–	–	–	3,214	–	–	3,214

Balance, September 30, 2022	–	$–	–	$–	145,080	$145	185,520,582	$185,520	$13,884,722	$(8,731)	$(14,697,745)	$(636,089)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	180913	Capital	Interest	Deficit	Equity
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Stock based compensation for services	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

Balance, March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

Net loss	–	–	–	–	–	–	–	–	–	–	(1,358,646)	(1,358,646)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,069)	–	(1,069)

Stock based compensation for services	–	–	–	–	–	–	1,750,000	1,750	64,750	–	–	66,500

Issuance of warrants for financing	–	–	–	–	–	–	–	–	56,630	–	–	56,630

Stock based compensation for- services related party	–	–	–	–	–	–	26,000,000	26,000	954,300	–	–	980,300

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	6,503,890	6,504	227,896	–	–	234,400
												–
Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	143,000	–	–	147,000

Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	1,501,502	1,502	48,499	–	–	50,001

Issuance of preferred shares to pay accrued interest	–	–	–	–	20,000	20	–	–	19,980	–	–	20,000

Balance, June 30, 2023	–	$–	–	$–	165,080	$165	249,975,926	$249,976	$16,234,714	$(35,937)	$(17,015,535)	$(566,617)

Net loss	–	–	–	–	–	–	–	–	–	–	(2,212,395)	(2,212,395)
											`
Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	35,937	–	35,937

Stock based compensation for services	–	–	–	–	–	–	1,000,000	1,000	33,000	–	–	34,000

Stock based compensation for- services related party	–	–	–	–	–	–	30,000,000	30,000	1,185,000	–	–	1,215,000

Warrant exercises for commitment fees	–	–	–	–	–	–	16,880,768	16,880	564,339	–	–	581,219

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	127,000	–	–	131,000

Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	890,914	890	14,182	–	–	15,072

Balance, September 30, 2023	–	$–	–	$–	165,080	$165	302,747,608	$302,747	$18,158,235	$–	$(19,227,930)	$(766,783)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities of continuing operations:
Net (loss)	$(4,521,538)	$(827,805)
Depreciation and amortization	39,624	1,580
Loss on the extinguishment of debt	168,060	–
Stock-based compensation for services	2,502,500	5,170
Change in the fair market value of derivative liability	(73,398)	109,411
Issuance of financing commitment shares	1,057,219	75,584
Issuance of financing commitment warrants	56,630	100,667
Changes in operating assets and liabilities:
Prepaid expenses	–	(19,744)
Accounts receivable	(999)	(4,529)
Account receivable-other	–	(2,633)
Inventory	1,814	(7,539)
Accounts payable	67,620	31,286
Accrued liabilities	(5,596)	29,144
Net cash (used in) operating activities	(708,065)	(509,408)

Cash flows from financing activities:
Proceeds from equity line	65,073	–
Proceeds from notes payable	58,507	250,000
Repayment of notes payable	(12,171)	–
Proceeds from convertible notes	450,000	550,000
Repayment of convertible notes	(70,000)	–
Proceeds from the sale of preferred stock	–	5,000
Net cash provided by financing activities	491,409	805,000

Net increase (decrease) in cash and cash equivalents	(216,656)	295,592
Cash and cash equivalents at beginning of period	324,493	139,485
Cash and cash equivalents at end of period	$107,837	$435,077

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$616,260	$–
Reduction of accounts payable with common stock and treasury stock	$35,050	$–

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

Most recently, a redevelopment clause was invoked on the Company’s Wyndham Palm Aire lease location and the Company made the decision to close its operations there and began looking for a new location in South Florida.  As of September 30, 2023 the Company was no longer operating at the Pompano Beach Wyndham Palm Aire location and had one remaining corporate owned restaurant open in Ft. Lauderdale Florida. The Company is currently scouting locations in the New York City area for the opening of its first location under the new brand.

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

Except for our Bari location which remains closed, our US location is now open and is operating at near pre-Covid revenue levels.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC. Kisses-Palm Sea Royal closed its operation on June 30, 2023. On May 26,2023 the Company formed a new subsidiary called The Ponte San’gwich Shoppe & Italian DeliSM ..

All intercompany accounts and transactions are eliminated in consolidation.

Management’s Representation of Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements at and as of December 31, 2022, filed as part of the Company’s Annual Report on Form 10-K with the SEC on March 31, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

As of September 30, 2023, and December 31, 2022, our trade receivables amounted to $14,469 and $13,470 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

As of September 30, 2023 and December 31, 2023 Other receivables are comprised of two components, a receivable from a franchisee for $22,000, and a receivable of $27,190 from the government for Employee Retention Credits (“ERC”).

ERC Credits

The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period due to the effects of the coronavirus outbreak. The updated ERC provides a refundable credit of up to $5,000 for each full-time equivalent employee a company retained from March 13, 2020, to December 31, 2020, and up to $14,000 for each retained employee from January 1, 2021, to June 30, 2021. The Company qualifies as an employer if it was ordered to fully or partially shut down or if the Company’s gross receipts fell below 50% for the same quarter in 2019 (for 2020) and below 80% (for 2021). As of September 30, 2023 and December 31, 2022 the Company had ERC credits receivable of $27,190 and $27,190 in ERC credits receivable, respectively.

Valued Added Tax (“VAT”)

The Valued Added Tax (“VAT”) VAT is a broadly-based consumption tax which is assessed to the value that is added to goods and services. The Value Added Tax (“VAT”), applies to nearly all goods and services that are bought and sold within the European Union. In Italy where the Company operates, the VAT tax ranges between 4% and 10% for food products and alcohol. As of September 30, 2023 and December 31, 2022, respectively, the Company had a VAT net receivable from its Bari location amounting to $-0- and $-0- respectively.

Franchisee Receivable

In order to assist the Company’s franchisee in California, the Company extended a $22,000 demand loan at a 1% interest rate to the franchisee. As of September 30, 2023 and December 31, 2022 the balance on the franchisee receivable was $22,000 and $22,000, respectively.

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

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

At the corporate owned restaurants all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu, it is prepared, delivered to the customer who then pays for the food order at the cash register. Our restaurant business represented approximately 95% of our revenue for the year ended December 31, 2022 and nine months ended September 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023 and December 31, 2022, the Company’s cash equivalents totaled $107,837 and $324,493, respectively.

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

On December 18, 2019, FASB released Accounting Standards Update (“ASU”) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of the condensed consolidated financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s condensed consolidated financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of September 30, 2023 and December 31, 2022, the balance of the derivative liability was $-0- and $73,398, respectively.

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

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. During the three months ended June 30, 2022 we wrote off $1,951 alcoholic beverage inventory since the Bari location had been closed since the onset of Covid in March 2020. The balance of inventory on September 30, 2023 and December 31, 2022 was $12,545 and $14,359, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the nine months ended September 30, 2023 and September 30, 2022, all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s condensed consolidated financial statements and financial statement disclosures.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2023 the Company had cash on hand of $107,837, negative working capital of $544,576 and an accumulated deficit of $19,227,929.

Management has concluded that these condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that financing, whether debt or equity, will be available to the Company, satisfactorily completed or on terms favorable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders and any debt financing may contain covenants limiting certain corporate actions. Any failure by the Company to successfully raise additional financing would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, the Company had $-0- and $3,687 in property and equipment respectively. As of September 30, 2023, all property and equipment and leaseholds at its US locations had been fully depreciated.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Sales tax payable	$1,302	$3,957
Accrued interest payable	23,350	50,330
Payroll tax liabilities	99,145	95,106
Total accrued liabilities	$123,797	$149,393

The Company is in arrears on its payroll tax payments as of September 30, 2023. As of September 30, 2023, the “payroll tax liabilities” were comprised of approximately $49,791 in tax due, and $49,354 in interest and penalties, respectively.

NOTE 6 – PROMISSORY NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, the balance of notes payable was $308,057 and $262,171, respectively. The balance as of September 30, 2023 is comprised of two unsecured 8% notes payable amounting to $250,000 and $58,507 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024 and April 3, 2023, respectively.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2023 and December 31, 2022, the outstanding principal balance of convertible notes was $460,000 and $488,400, respectively.

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

As of June 30, 2022 the Talos Note, Blue Lake Note and the Fourth Man Note had converted their convertible notes to equity and no balance or accrued interest was due to these lenders.

On July 26, 2022 the Company entered into a $70,000 convertible note agreement at 9% interest with a maturity date of July 26, 2023 with 1800 Diagonal Lending LLC (“Diagonal”). Under the terms of the note agreement Diagonal had the right to convert its note at a discount of 35% to the Company’s lowest trading price in the 10 days prior to conversion.

On January 23, 2023 the Company paid off this $70,000 convertible note along with accrued interest of $3,863 and a $20,000 prepayment penalty for a total payment of $93,863. On February 13, 2023 the Company entered into a new $70,000 note with a 180 maturity on the same terms as the previous $70,000 note.

On May 24, 2022, the Company, entered into a Securities Purchase Agreement (the “JSC Purchase Agreement”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”), pursuant to which the Company issued to JSC a promissory note in the principal amount of $110,000.00 (the “JSC Note”). The Company received $100,000.00 gross proceeds from JSC due to the original issue discount on the Note. In connection with the execution and delivery of the Purchase Agreement and the issuance of the Note, the Company issued to JSC 500,000 commitment shares (the “JSC Commitment Shares”) and a warrant to purchase an additional 1,000,000 shares of common stock of the Company (the “JSC Warrant”).

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

On June 16, 2023 the Company paid off its $70,000 Diagonal Note along with $20,067 in accrued interest and fees.

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

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 650,000,000 shares of common stock. On September 30, 2023 and December 31, 2022, there were 302,747,608 and 189,216,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended September 30, 2023, the Company issued the following shares of common stock:

•	30,000,000 shares were issued for related party services which were valued at $1,215,000
•	1,000,000 shares were issued for services which were valued at $34,000
•	16,880,768 shares were issued upon the exercise of warrants which were valued at $581,219
•	4,000,000 shares valued at $131,000 were issued as a commitment fee to obtain financing
•	890,914 common shares were sold pursuant to the Company’s credit line for gross proceeds of $15,072

During the three months ended June 30, 2023, the Company issued the following shares of common stock:

•	26,000,000 shares were issued for related party services which were valued at $980,300
•	1,750,000 shares were issued for services which were valued at $66,500
•	6,503,000 shares were issued upon the conversion of convertible notes and accrued interest. These shares were valued at $234,400.
•	4,000,000 shares valued at $147,000 were issued as a commitment fee to obtain financing
•	1,501,502 common shares were sold pursuant to the Company’s credit line for gross proceeds of $50,000

During the three months ended March 31, 2023, the Company issued the following shares of common stock:

•	6,000,000 shares for services valued at $206,700
•	6,000,000 shares for financing commitments valued at $198,000
•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860
•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453
•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of September 30, 2023 and December 31, 2022

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

There were no shares of Series B Stock outstanding as of September 30, 2023, or December 31, 2022.

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

As of September 30, 2023, and December 31, 2022 there were 165,080 and 145,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

On July 11, 2023 (the “Issue Date”), the Company, entered into a Securities Purchase Agreement (the “GSC Purchase Agreement”) with GS Capital Partners, LLC, (“GSC”), pursuant to which the Company issued to GSC a 10% promissory note in the principal amount of $115,000.00 (the “GSC Note”). The Company received $105,000.00 gross proceeds from GSC due to the original issue discount on the GSC Note of $10,000. In connection with the execution and delivery of the GSC Purchase Agreement and the issuance of the GSC Note, the Company issued to GSC 500,000 commitment shares (the “GSC Commitment Shares”) and a warrant to purchase an additional 862,500 shares of common stock of the Company (the “GSC Warrant”) at an exercise price of $0.10 per share (the “GSC Exercise Price”). In addition to the Commitment Shares, the Company issued 1,500,000 returnable shares to GSC (the “Returnable Shares”), which are held in book-entry and returnable to the Company by GSC unless there is an uncured default during the 12-month term of the GSC Note.

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

On August 22, 2023 (the “Coventry Issue Date”), the Company entered into a Securities Purchase Agreement (the “Coventry Purchase Agreement”) with Coventry Enterprises, LLC, (“Coventry”), pursuant to which the Company issued to Coventry a 10% promissory note in the principal amount of $115,000.00 (the “Coventry Note”). The Company received $105,000.00 gross proceeds from Coventry due to the original issue discount of $10,000. In connection with the execution and delivery of the Coventry Purchase Agreement and the issuance of the Coventry Note, the Company issued to Coventry 500,000 commitment shares (the “Coventry Commitment Shares”) and a warrant to purchase an additional 862,500 shares of Common Stock (the “Coventry Warrant”) at an exercise price of $0.10 per share (the “Exercise Price”). In addition to the Coventry Commitment Shares, the Company issued 1,500,000 returnable shares to Coventry, which are held in book-entry and returnable to the Company by Coventry unless there is an uncured default during the 12-month term of the Coventry Note.

The Coventry Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “Conversion Price”) and is due and payable no later than August 22, 2024. Interest on the Coventry Note is payable in shares of Common Stock commencing on the Coventry Issue Date. The Coventry Note and all accrued interest on the Coventry Note may be prepaid in whole or in part without premium or penalty of any type.

The Coventry Note can be accelerated upon the occurrence of an event of default, which shall occur, among other events, (i) if the Company defaults in the payment of principal or interest on the Coventry Note or any other note issued to Coventry by the Company, (ii) if a majority of the members of the board of directors of the Company on the Coventry Issue Date are no longer serving as members of the board, (iii) the Company is not current in its filings with the Securities and Exchange Commission, (iv) if the Common Stock are delisted from an exchange (including the OTC Market exchange), or if the Common Stock trades on an exchange, and trading in the Common Stock is suspended for more than 10 consecutive days, or (v) the Company ceases to file its reports under the  Act. Upon an event of default, interest on the Coventry Note shall accrue at a default interest rate of 24% per annum, and the Conversion Price shall decrease from $.01 per share to $0.005 per share.

The Warrant provides for the purchase of up to 862,500 shares of Common Stock (the “Warrant Shares”) at the Exercise Price and is exercisable at any time on or after the Coventry Issue Date and terminating on the five-year anniversary of the Coventry Issue Date. The Warrant may be exercised, in whole or part, on a cashless basis unless a registration statement covering the Warrant Shares is effective at the time of exercise, entitling Coventry to receive the number of shares calculated based on the closing price of the Common Stock immediately preceding the date on which Coventry elects to a cashless exercise of the Warrant at the Exercise Price, as adjusted.

The Company’s sales of shares of Common Stock to Coventry under the Purchase Agreement is limited to no more than the number of shares that would result in the beneficial ownership by Coventry and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock.

The Company and the Buyer made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

Stock Purchase Warrants

Stock purchase warrants are accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

The following table reflects all outstanding and exercisable warrants on September 30, 2023, and December 31, 2022. All warrants are exercisable for a period of three to five years from the date of issuance:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)

December 31, 2021	–	$–	–

Warrants issued	5,018,000	$0.10	–
Warrants exercised	–	–	–
Warrants forfeited	–	–	–
Balance December 31, 2022	5,018,000	$0.10055

Warrants issued	20,664,690	$.0088	–
Warrants exercised	(16,880,768)	.0001	–
Warrants forfeited	–	–	–
Balance September 30, 2023	8,801,922	$0.408	4.75

As of September 30, 2023 the outstanding stock purchase warrants had an aggregate intrinsic value of $0.

Stock Options

As of September 30, 2023, there were 16,000,000 vested 10-year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of September 30, 2023, these options had no intrinsic value.

NOTE 9 – LEASES

As of September 30, 2023, the Company had one operating restaurant. The Company leases these spaces based upon the following schedules:

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

For the nine months ended September 30, 2023, and 2022, the Company recorded rent expenses related to lease obligations of $85,877 and $96,675 respectively. Rent expenses related to lease obligations in operating expenses in the Company’s statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

Effective October 10, 2023, the Board of Directors (the “Board”) of the Company appointed Scott Conant to serve as a member of the Board, to serve until his successor is duly appointed unless he resigns, is removed from office, or is otherwise disqualified from serving as a director of the Company.

Subsequent to September 30, 2023, the Company issued 23,261,034 common shares for services of which 22,000,000 shares were issued to officers and directors.

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

The Company operates through its wholly-owned subsidiaries, Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), its 70% owned subsidiary, Kisses-Palm Sea Royal LLC, and The Ponte San’gwich Shoppe & Italian Deli, LLC, a Florida limited liability company, established in May 26, 2023.

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

While our Fort Lauderdale location was reopened in early November 2017, we were only able to reopen two of the hotel locations in Pompano Beach in late January 2018. We also elected not to reopen our fourth location, as the damage was too excessive. If we can raise additional capital, of which there is no assurance, we intend to own and operate up to 10 restaurants and utilize them as a showcase in the marketing of our proposed franchise operations.

In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland, which licenses we hope to obtain if sufficient demand exists in the future.

We opened our first European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and has not re-opened as of the date of this Report. Such a location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid -19 in Europe.

Our two corporate-owned restaurants, one located in Fort Lauderdale, Florida, and one within the Wyndham location in Pompano Beach, Florida, have fully re-opened without limitation or any social distancing requirement.

In September 2019, the Company's common stock, par value $0.0001 per share (“Common Stock”) was approved for trading by FINRA and in October 2019 was approved for uplisting by the OTC Markets Group to the OTCQB under the symbol “KITL”.

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

On April 11, 2022, the Company entered into a securities purchase agreement, dated as of April 6, 2022, (the “Talos Purchase Agreement”) with Talos Victory Fund, LLC, a Delaware limited liability company (“Talos”), pursuant to which the Company issued to Talos a promissory note in the principal amount of $165,000 (the “Talos Note”). The Company received $148,500 gross proceeds from Talos due to the original issue discount on the Talos Note. In connection with the execution and delivery of the Talos Purchase Agreement and the issuance of the Talos Note, the Company issued to Talos 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of Common Stock.

On April 13, 2022, the Company entered into a securities purchase agreement, dated as of April 11, 2022, (the “Blue Lake Purchase Agreement”) with Blue Lake Partners, LLC, a Delaware limited liability company (“Blue Lake”), pursuant to which the Company issued to Blue Lake a promissory note in the principal amount of $165,000 (the “Blue Lake Note”). The Company received $148,500 gross proceeds from Blue Lake due to the original issue discount on the Blue Lake Note. In connection with the execution and delivery of the Blue Lake Purchase Agreement and the issuance of the Blue Lake Note, the Company issued to Blue Lake 500,000 commitment shares and a warrant to purchase an additional 1,650,000 shares of Common Stock.

On May 13, 2022, the Company entered into a securities purchase agreement, dated as of May 11, 2022, (the “Fourth Man Purchase Agreement”) with Fourth Man, LLC (“Fourth Man”), pursuant to which the Company issued to Fourth Man a promissory note in the principal amount of $150,000 (the “Fourth Man Note”). The Company received $135,000 gross proceeds from Fourth Man due to the original issue discount on the Fourth Man Note. In connection with the execution and delivery of the Fourth Man Purchase Agreement and the issuance of the Fourth Man Note, the Company issued to Fourth Man, 607,000 commitment shares and a warrant to purchase an additional 1,500,000 shares of Common Stock. Each of the notes bears interest at 12% and has a fixed price conversion to Common Stock at $0.025 per share.

On July 26, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), pursuant to which the Company issued Diagonal a promissory note in the principal amount $70,000 (the “Diagonal Note”). The Diagonal Note bears interest at a rate of 9% per annum and was due and payable on July 26, 2023. Upon an event of default under the Diagonal Note, the interest increases to 22%.

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

In consideration for the use of the License under the SAA, SC Culinary is entitled to receive certain minimum cash payments and restricted shares of Common Stock (the “Shares”) upon the achievement of certain milestones. Notwithstanding the foregoing, the issuance of the Shares to SC Culinary is subject to anti-dilution protection, wherein the Company shall issue SC Culinary additional shares of Common Stock in order to maintain the percentage owned by SC Culinary in the Company at the time of the issuance.

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

On May 25, 2023, the Company released the name of its new restaurant, the Brand and the Concept. The Brand was created as a result of the Company’s entry into the SAA. The new restaurant, Brand and Concept will be The Ponte San’gwich Shoppe & Italian Deli SM, inspired by the tight-knit Italian community, nicknamed “Pontes,” of Waterbury, Connecticut.

On May 24, 2022, the Company, entered into a Securities Purchase Agreement (the “JSC Purchase Agreement”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”), pursuant to which the Company issued to JSC a promissory note in the principal amount of $110,000.00 (the “JSC Note”). The Company received $100,000.00 gross proceeds from JSC due to the original issue discount on the JSC Note. In connection with the execution and delivery of the JSC Purchase Agreement and the issuance of the JSC Note, the Company issued to JSC 500,000 commitment shares (the “JSC Commitment Shares”) and a warrant to purchase an additional 1,000,000 shares of Common Stock of the Company (the “JSC Warrant”).

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

The JSC Warrant provides for the purchase of up to 1,000,000 shares of Common Stock (the “JSC Warrant Shares”) at an exercise price of $0.10 per share. The JSC Warrant is exercisable on the earlier of 180 days from the date it was issued or when a registration statement covering the JSC Warrant Shares is declared effective. The JSC Warrant may be exercised on a cashless basis unless a registration statement covering the JSC Warrant Shares has been declared effective at the time of exercise. The number of the JSC Warrant Shares is subject to customary adjustments.

On June 6, 2023, but effective on June 12, 2023, the Company, entered into a Securities Purchase Agreement (the “Firstfire Purchase Agreement”) with Firstfire Global Opportunity Fund, LLC, a Delaware limited liability company (“Firstfire”), pursuant to which the Company issued to Firstfire a promissory note in the principal amount of $110,000.00 (the “Firstfire Note”). The Company received $100,000 gross proceeds from Firstfire due to the original issue discount on the Firstfire Note. In connection with the execution and delivery of the Firstfire Purchase Agreement and the issuance of the Firstfire Note, the Company issued to Firstfire 500,000 commitment shares (the “Firstfire Commitment Shares”) and a warrant (the “Firstfire Warrant”; and together with the Firstfire Purchase Agreement and the Firstfire Note, the “Firstfire Transaction Documents”) to purchase an additional 1,000,000 shares of Common Stock.

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

The Firstfire Warrant issued to Firstfire provides for the purchase of up to 1,000,000 shares of Common Stock (the “Firstfire Warrant Shares”) at an exercise price of $0.10 per share. The Firstfire Warrant is exercisable commencing on the date of issuance and ending on the five-year anniversary of the date of issuance. The Firstfire Warrant may be exercised on a cashless basis, and the number of Firstfire Warrant Shares is subject to customary adjustments.

The Company’s sales of shares of Common Stock to Firstfire under the Firstfire Transaction Documents are limited to no more than the number of shares that would result in the beneficial ownership by Firstfire and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock. The Company and Firstfire made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

On June 21, 2023, the Company entered into an amendment (the “Amendment”) to the JSC Warrant with JSC, pursuant to which the parties provided that any stock issuances to MacRab LLC, officers, directors, vendors, and suppliers of the Company in satisfaction of amounts owed to such parties, would not result in an adjustment to the exercise price. In consideration for the Amendment, the Company issued an additional 3,000,000 shares of Common Stock to JSC.

On July 11, 2023 (the “GSC Issue Date”), the Company, entered into a Securities Purchase Agreement (the “GSC Purchase Agreement”) with GS Capital Partners, LLC, (“GSC”), pursuant to which the Company issued to GSC a 10% promissory note in the principal amount of $115,000.00 (the “GSC Note”). The Company received $105,000.00 gross proceeds from GSC due to the original issue discount on the GSC Note of $10,000. In connection with the execution and delivery of the GSC Purchase Agreement and the issuance of the GSC Note, the Company issued to GSC 500,000 commitment shares (the “GSC Commitment Shares”) and a warrant to purchase an additional 862,500 shares of Common Stock (the “GSC Warrant”) at an exercise price of $0.10 per share (the “GSC Exercise Price”). In addition to the GSC Commitment Shares, the Company issued 1,500,000 returnable shares to GSC, which are held in book-entry and returnable to the Company by GSC unless there is an uncured default during the 12-month term of the GSC Note.

The GSC Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “GSC Conversion Price”) and is due and payable no later than July 11, 2024. Interest on the GSC Note is payable in shares of Common Stock commencing on the GSC Issue Date. The Note may be prepaid at an amount equal to 110% of the principal plus accrued interest within 180 days.

The GSC Note can be accelerated upon the occurrence of an event of default, which shall occur, among other events, (i) if the Company defaults in the payment of principal or interest on the GSC Note or any other note issued to GSC by the Company, (ii) if a majority of the members of the board of directors of the Company on the GSC Issue Date are no longer serving as members of the board, (iii) the Company is not current in its filings with the Securities and Exchange Commission, (iv) if the Common Stock are delisted from an exchange (including the OTC Market exchange), or if the Common Stock trades on an exchange, and trading in the Common Stock is suspended for more than 10 consecutive days, or (v) the Company ceases to file its reports under the Securities Act of 1933, as amended (the “Act”). Upon an event of default, interest on the GSC Note shall accrue at a default interest rate of 24% per annum, and the GSC Conversion Price shall decrease from $.01 per share to $0.005 per share.

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

The GSC Warrant provides for the purchase of up to 862,500 shares of Common Stock (the “GSC Warrant Shares”) at the GSC Exercise Price and is exercisable at any time on or after the GSC Issue Date and terminating on the five-year anniversary of the GSC Issue Date. The GSC Warrant may be exercised, in whole or part, on a cashless basis unless a registration statement covering the GSC Warrant Shares is effective at the time of exercise, entitling GSC to receive the number of shares calculated based on the closing price of the Common Stock immediately preceding the date on which GSC elects to a cashless exercise of the GSC Warrant at the GSC Exercise Price, as adjusted.

The Company’s sales of shares of Common Stock to GSC under the GSC Purchase Agreement is limited to no more than the number of shares that would result in the beneficial ownership by the GSC and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock.

The Company and GSC made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

On August 22, 2023 (the “Coventry Issue Date”), the Company entered into a Securities Purchase Agreement (the “Coventry Purchase Agreement”) with Coventry Enterprises, LLC, (“Coventry”), pursuant to which the Company issued to Coventry a 10% promissory note in the principal amount of $115,000.00 (the “Coventry Note”). The Company received $105,000.00 gross proceeds from Coventry due to the original issue discount of $10,000. In connection with the execution and delivery of the Coventry Purchase Agreement and the issuance of the Coventry Note, the Company issued to Coventry 500,000 commitment shares (the “Coventry Commitment Shares”) and a warrant to purchase an additional 862,500 shares of Common Stock (the “Coventry Warrant”) at an exercise price of $0.10 per share (the “Exercise Price”). In addition to the Coventry Commitment Shares, the Company issued 1,500,000 returnable shares to Coventry, which are held in book-entry and returnable to the Company by Coventry unless there is an uncured default during the 12-month term of the Coventry Note.

The Coventry Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “Conversion Price”) and is due and payable no later than August 22, 2024. Interest on the Coventry Note is payable in shares of Common Stock commencing on the Coventry Issue Date. The Coventry Note and all accrued interest on the Coventry Note may be prepaid in whole or in part without premium or penalty of any type.

The Coventry Note can be accelerated upon the occurrence of an event of default, which shall occur, among other events, (i) if the Company defaults in the payment of principal or interest on the Coventry Note or any other note issued to Coventry by the Company, (ii) if a majority of the members of the board of directors of the Company on the Coventry Issue Date are no longer serving as members of the board, (iii) the Company is not current in its filings with the Securities and Exchange Commission, (iv) if the Common Stock are delisted from an exchange (including the OTC Market exchange), or if the Common Stock trades on an exchange, and trading in the Common Stock is suspended for more than 10 consecutive days, or (v) the Company ceases to file its reports under the  Act. Upon an event of default, interest on the Coventry Note shall accrue at a default interest rate of 24% per annum, and the Conversion Price shall decrease from $.01 per share to $0.005 per share.

The Warrant provides for the purchase of up to 862,500 shares of Common Stock (the “Warrant Shares”) at the Exercise Price and is exercisable at any time on or after the Coventry Issue Date and terminating on the five-year anniversary of the Coventry Issue Date. The Warrant may be exercised, in whole or part, on a cashless basis unless a registration statement covering the Warrant Shares is effective at the time of exercise, entitling Coventry to receive the number of shares calculated based on the closing price of the Common Stock immediately preceding the date on which Coventry elects to a cashless exercise of the Warrant at the Exercise Price, as adjusted.

The Company’s sales of shares of Common Stock to Coventry under the Purchase Agreement is limited to no more than the number of shares that would result in the beneficial ownership by Coventry and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of Common Stock.

The Company and the Buyer made certain representations and warranties to each other that are customary for transactions similar to this one, subject to specified exceptions and qualifications.

Effective October 10, 2023, the Board of Directors (the “Board”) of the Company appointed Scott Conant to serve as a member of the Board, to serve until his successor is duly appointed unless he resigns, is removed from office, or is otherwise disqualified from serving as a director of the Company.

Scott Conant is a two-time James Beard Award-winning chef, cookbook author, and TV personality. His portfolio of acclaimed restaurants includes Mora Italian (Phoenix, AZ), The Americano (Scottsdale, AZ and Atlanta, GA), and Cellaio at Resorts World Catskills (Monticello, NY). He has also published four cookbooks: New Italian Cooking, Bold Italian, The Scarpetta Cookbook, and Peace, Love, and Pasta: Simple and Elegant Recipes from a Chef’s Home Kitchen, which launched in September 2021. Conant has been a popular presence on Food Network throughout the years and has been a recurring judge on Chopped since 2009 and a frequent co-host of Beat Bobby Flay.

Results of Operations

Comparison of Results of Operations for the three months ended September 30, 2023, and September 30, 2022

Revenue and Cost of Sales

Total revenues for the three months ended September 30, 2023, were $26,567 compared to $101,522 during the three months ended September 30, 2022. The decrease in revenue is primarily attributable to the winding down and closing of the Company’s Wyndham store.

Cost of goods sold during the three months ended September 30, 2023, was $8,268 compared to $56,179 during the three months ended September 30, 2022. This is attributable to lower sales volumes.

Operating expenses

Operating expenses were $1,400,388 for the three months ended September 30, 2023, compared to $214,298 during the three months ended September 30, 2022. The increase in expenses in the three-month period ended September 30, 2023, is primarily attributable to stock-based compensation of $1,249,000 during the three months ended September 30, 2023, as compared to $-0- in during the same period in 2022. Payroll costs for the three months ended September 30, 2023, were $30,685, as compared to 48,575 for the corresponding period ended September 30, 2022, reflecting a decrease of $17,890. Consulting and professional fees for the three-month period ended September 30, 2023, were $8,861, as compared to $43,786 for the corresponding period ended September 30, 2022, representing a decrease of $34,925. General and administrative expenses were $83,266 for the three months ended September 30, 2023, as compared to $93,716 for the corresponding period ended September 30, 2022, representing a decrease of $10,450. For the three-month period ended September 30, 2023, we had a loss from operations in the amount of $1,382,089 as compared to $168,955 for the corresponding period ended September 30, 2022.

Other income and expense

Other expenses comprised of interest expense and change in the fair value of derivative liability were $830,306 for the three months ended September 30, 2023, as compared to $118,536 during the three months ended September 30, 2022.  The material increase in other expenses is attributable to an increase of $821,181 in interest and financing costs from financing arrangements during the three months ended 2023, offset by a reduction of $109,411 in the change in the fair value of the derivative liability.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2023, we incurred a net loss of $2,248,332 attributable to the Company compared to a net loss of $281,895 during the corresponding period ended September 30, 2022.

Comparison of Results of Operations for the Nine months ended September 30, 2023, and September 30, 2022

Revenue and Cost of Sales

Total revenues for the nine months ended September 30, 2023 were $203,406, as compared to $311,484 during the nine months ended September 30, 2022. Cost of goods sold during the nine months ended September 30, 2023 was $96,259, as compared to $162,125 during the nine months ended September 30, 2022, resulting in a gross profit of $107,147 and 149,359 for the nine months ended September 30, 2023 and 2022, respectively. This is attributable to lower sales volumes due to the winding down of the Company’s Wyndham location.

During the first quarter of 2023, the Company began transitioning its business model, as a result of the Company’s new partnership with celebrity Chef, Scott Conant, and the creation of a new brand, named ‘The Ponte San’gwich Shoppe and Italian DeliSM’ which is wholly owned by the Company and of which the sales and development of the new franchise brand will be headed by the Company’s franchise consultant, Fransmart.

Operating expenses

Operating expenses were $3,155,793 for the nine months ended September 30, 2023, as compared to $556,124 during the nine months ended September 30, 2022. The increase in expenses during the nine-month period ended September 30, 2023 is primarily attributable to stock-based compensation of $2,503,000 in 2023, as compared to $5,170 during the corresponding period in 2022. Payroll costs for the nine months ended September 30, 2023 were $123,255, as compared to $88,120 for the corresponding period ended September 30, 2022, reflecting an increase of $35,135. Consulting fees and professional fees for the nine-month period ended September 30, 2023 were $234,570, as compared to $164,637 for the corresponding period ended September 30, 2022, representing an increase of $69,933, offset by a reduction in general and administrative expense of $29,974, which were $169,968 for the nine months ended September 30, 2023, as compared to $199,942 for the corresponding period ended September 30, 2022.

Other income and expense

Other expense for the nine months ended September 30, 2023 was $1,472,892 compared to $421,040 during the nine months ended September 30, 2022. The material increase in other expense is attributable to an increase of $1,066,601 in interest and financing costs from financing arrangements in 2023.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2023, we incurred a net loss attributable to the Company of $4,554,473 compared to a net loss attributable to the Company of $838,739.

Liquidity and Capital Resources

On September 30, 2023, we had $107,837 in cash and cash equivalents.

Net cash used in operating activities was $708,065 during the nine months ended September 30, 2023, compared to $509,408 cash used in operating activities during the nine months ended September 30, 2022. The increase in cash used during the nine months ended September 30, 2023 period is primarily attributable to the increase in operating losses , net of non-cash items, offset by changes in operating assets and liabilities.

Net cash provided by financing activities was $491,409 for the nine months ended September 30, 2023, compared to $805,000 during the nine months ended September 30, 2022. The reason for the decrease in cash provided by financing activities during the nine months ended September 30, 2023 is primarily attributable to a reduction in net proceeds from convertible and promissory notes of approximately $375,000, offsets by proceeds from the Company equity line of approximately $65,000 compared to $-0- in the comparable period in 2022.

We estimate that we will need approximately $1,000,000 to fully effectuate our business development plans, including opening additional company-owned restaurants and continuing to develop and enhance the marketing of our franchise concept.

There can be no assurances that additional financing, either through equity or debt, will be available on a timely basis, on favorable terms or at all. While we have had discussions with potential investors and investment bankers, we have had no agreement with any third party to provide additional financing. Our inability to obtain additional financing may have a significant negative impact on our continued development and results of our operations.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

(a)	None.
(b)	None.

(c)	Rule 10b5-1 Trading Plans. During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KISSES FROM ITALY INC.
Date: November 14, 2023
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

