Form 10-K
period 2023-12-31
Kisses From Italy Inc.
filed 2024-07-15
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-K

__________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

305 423-7129

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2023, was $6,160,875.

As of July 15, 2024, the Registrant had 372,920,331 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance, or achievements expressed or implied by these forward-looking statements. You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors including those set forth below under the caption “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements included in this Annual Report and other reports we file with the SEC.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ii

PART I

ITEM 1. BUSINESS

Overview

Kisses From Italy Inc. (together with its subsidiaries, hereinafter referred to as “us,” “our,” “we,” or the “Company”) was incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business. It currently operates through the following wholly-owned subsidiaries: (1) Kisses From Italy 9th LLC, (2) Kisses From Italy-Franchising LLC; and (3) Kisses From Italy, Inc. (Canada), a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020.

The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida, which is the only operating restaurant as of the date of this Annual Report. The Company also opened in 2016 three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, but these restaurants are no longer operational (in December 2017, the Company vacated one of its restaurants due to a hurricane; in June 2021, the Company consolidated its two Wyndham restaurants into one location to become more efficient, and in May 2023, the Company made the decision not to renew a lease in Wyndham Palm Aire location and to close its operations there.

The Company opened its European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and permanently closed on December 31, 2023. Such a location was intended to serve as the distribution center for future products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid-19 in Europe. The Company’s relationship with MediaCom SAS for distribution and importing of European products remains intact and the distribution hub has been moved to Naples, Italy at the MediaCom SAS offices.

In June 2020, the Company entered into a multi-unit development agreement (the “Development Agreement”) pursuant to which it granted development rights to Demasar Management, Inc. (“Demasar”) to open and operate up to 100 restaurants in Canada. Under this Development Agreement, the developer is obligated to open a minimum of 20 restaurants by June 17, 2025.

In September of 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 90 stores across Ontario and Quebec, Canada.

In April 2021, we entered into a Consulting Agreement with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June 2021 and November 2021, the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the difficulty of opening new retail food establishments with proper levels of staffing, and ongoing inflationary pressures and supply chain constraints due to COVID, the Chino, California location was unable to generate profitable operations and was closed as of December 31, 2023. As the economic environment in Quebec, Canada continued its decline, the Montreal location assets were sold to a non-franchisee third party. During the time these locations were open, the Company did not generate any franchising fees.

On March 1, 2023, the Company entered into a Strategic Alliance Agreement (the “SAA”), with SC Culinary LLC, the creator and owner of, and in possession of, a quick-service food concept. In connection with the SAA, Scott Conant, the owner of all rights in and to his name, voice, image, and likeness (the “NIL Rights”), has granted SC Culinary the exclusive right to license the NIL Rights to third parties. On October 10, 2023, Scott Conant was appointed as a member of the board of directors of the Company. The Parties intended that SC Culinary will license its interest in this quick-service food concept, the intellectual property rights, and the NIL Rights to the Company’s new wholly-owned subsidiary, The Ponte San’gwich Shoppe & Italian Deli.

On February 8, 2024, the Company and SC Culinary LLC entered into a termination agreement, pursuant to which the parties terminated the SAA and agreed that neither the Company nor SC Culinary has any further liability or obligation to the other with respect to the terms of the SAA, and the Company has no interest in any intellectual property rights owned or used by either SC Culinary or Scott Conant. In connection with the termination of the SAA, on February 8, 2024, Scott Conant resigned from the board of directors of the Company effective immediately. On February 16, 2024, the Company dissolved its subsidiary, The Ponte San’gwich Shoppe & Italian Deli.

Our Strategy

We strive to provide the highest level of service, high-quality ingredients, and products. Enveloped in our mission is our philosophy to support and partner with local producers and suppliers within the regions in order to provide a truly authentic experience to our customers. Our vision is to leverage the success of our flagship store and our initial hotel location in the South Florida market and to expand into other regions on a local, state, national, and global level. The main focus is doing so through our continued corporate-owned store expansion, along with the development and sales of additional locations through the advancement of our franchise and territorial rights program.

Our Menu

Our menu includes grilled paninis including an Italian style Panini, sausage, beef, sliced pork, or chicken topped with quality natural “sott’olio” (grilled and marinated vegetable) products at prices ranging from $5.95 to $7.95. We also offer deli paninis including fresh cheese Panini, prosciutto, salami, capocollo, bresaola, and turkey panini’s ranging in price from $5.95 to $7.95. All our panini’s include lettuce, tomato, and one choice of cheese and three choices of marinated vegetables, or three choices of grilled vegetables.

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

All our sott’olio and coffee products are made in Italy. Our management is in constant communication with our product manufacturers and search for high quality and authentic products from different regions from Southern Italy including Sicily, Calabria, Puglia, Napoli, Potenza, and Toscana. Ensuring freshness and quality, our representatives work closely with local farmers and ranchers for all meats and fresh vegetables. All our products are D.O.P. (Protected Designation of Origin) certified and defined in the European Commission Regulations.

Quick Service Restaurants

Our initial and the only operating restaurant as of the date of this Annual Report is located at 3146 NE 9th Street in Fort Lauderdale, Florida. This location is across the street from an Atlantic Ocean public beach and consists of approximately 1,000 square feet of a retail restaurant with seating for up to 25 guests. This location is managed by one senior employee/manager and individually assessed based on foot traffic, seasonality, and other demographic factors and abide by the standards and rules set forth by the State of Florida Department of Health, and our Italian location abides by the standards and rules set forth by Italy’s Ministry of Health and the Puglia (Apulia) region’s legislative/administrative authority. Michele Di Turi, our co-Chief Executive Officer, possesses the Certified Food Manager accreditation and has the proper authority to provide necessary food safety courses.

The Company also opened in 2016 three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, but these restaurants are no longer operational (in December 2017, the Company vacated one of its restaurants due to a hurricane; in June 2021, the Company consolidated its two Wyndham restaurants into one location to become more efficient, and in May 2023, the Company made the decision not to renew a lease in Wyndham Palm Aire location and to close its operations there.

In October 2019, the Company opened its European location in Ceglie del Campo, Bari, Italy but closed it in April 2020 due to the Covid-19 pandemic. Such location was intended to serve as the distribution center for products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid-19 in Europe. This location was permanently closed on December 31, 2023.

Restaurant Franchising

We are also engaged in franchising our restaurant concept so that we can build market share and brand awareness. In May 2017, we completed our National Franchise License which permits us to sell franchises in all of the states in the United States except for New York, Virginia, and Maryland which we intend to add at later dates if sufficient demand exists. On June 23, 2017, we completed the sale of our initial two Florida franchises at a price of $15,000 per location. These locations are set to be developed at a later date. In June 2021 and November 2021, the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the difficulty of opening new retail food establishments with proper levels of staffing, and ongoing inflationary pressures and supply chain constraints due to COVID, the Chino, California location was unable to generate profitable operations and was closed as of December 31, 2023. As the economic environment in Quebec, Canada continued its decline, the Montreal location assets were sold to a non-franchisee third party. During the time these locations were open, the Company did not generate any franchising fees.

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

We are required to perform the following services:

•	Solicitation of new franchise owners - Actively and continuously market and promote through advertising and solicit prospective franchise owners in their territory according to an annual plan and budget that a franchisee develops and submits for our approval.

•	Site selection, leasing, and build-out - Consult and advise franchise owners with site selection and lease negotiation of the restaurants. Develop and maintain relationships with landlords for purposes of obtaining sites for restaurants and coordinating efforts with franchise owners to lease such sites. Develop relationships with landlords, contractors, equipment suppliers, and service providers in the territory and assist in the supervision of the build-out for the restaurants in our territory.

•	Training - Provide all initial training to the franchise owners, as well as supplemental and refresher training at our training restaurant. Schedule and coordinate all training of all franchise owners with our required mode of operations.

•	Opening assistance - Provide grand opening support, including coordinating marketing with local television, radio, newspapers, and trade publications. Provide franchise owners with supervisory assistance and guidance in connection with the opening and initial operations of their restaurants. Provide pre-opening and post-opening assistance for each new restaurant.

•	Monitoring, audit, and inspection - Monthly monitoring of the operation of their restaurants, including monitoring and reporting of the sales volume and other data as determined from time to time. Monitor and communicate to our franchisee the marketing efforts of our restaurants. Conduct or assist franchisees with inspecting or auditing restaurants and their owners, with visits no less than monthly and in-depth reports at least quarterly.

•	Vendors and suppliers - Notify vendors and, if necessary, locate new vendors for the franchises and coordinate distribution and purchasing programs. Assist franchisees in developing programs for suppliers and distributors of approved products. Maintain positive relationships and evaluate additional incentive programs and marketing programs from approved and preferred suppliers, vendors, and other designated parties.

•	Continuing assistance to franchise owners - Provide continuing operating assistance and assist in facilitating transfers and renewals of franchises.

We also require our franchisees to maintain certain staffing levels. For the first development year, we require each location to have 2 corporate employees, increasing to 3 in the fifth development year.

If a franchisee fails to perform services and we need to assume such tasks, we require that they pay us an amount equal to 125% of the expenditures incurred by us, and we have the right to terminate the agreement after notice of a 30-day cure period.

Each franchisee must refer all inquiries for franchises in their territory to us. Under the terms of an Area Representative Agreement, we have the sole right to grant franchises in all of our unsold territories, terminate a franchise agreement, and approve site selections, leases, and other franchise real estate transactions.

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

We believe that each of the following restaurants may provide competition to our restaurants because they are franchise operations that sell sandwiches and coffee:

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

In addition, we are subject to federal and state child labor laws which, among other things, prohibit the use of certain “hazardous equipment” by employees 18 years of age or younger.

Our facilities must comply with the applicable requirements of the Americans with Disabilities Act of 1990 ("ADA") and related state accessibility statutes. Under the ADA and related state laws, we must provide equivalent service to disabled persons and make reasonable accommodation for their employment. In addition, when constructing or undertaking remodeling of our restaurants, we must make those facilities accessible. Under the ADA, we could be required to expend funds to modify our restaurants to better provide service to or make reasonable accommodation for the employment of disabled persons. We continue to monitor our facilities for compliance with the ADA in order to conform to its requirements. We believe future expenditure for such compliance would not have a material adverse effect on our operations.

As a franchisor, we will be soliciting prospects for franchises and are subject to federal and state laws pertaining to franchising. These laws require that certain information be provided to franchise prospects at certain times and regulate what can be said and done during the offering process. Some states require the franchise offering circular to be registered and renewed on an annual basis.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit and debit card numbers) and health information.

Trademarks

We have applied for and received a registered trademark of our logo in Italy, No. 0001 528191. This trademark expires in September 2029. We have also obtained the registered trademark of our logo in the United States (the United States Patent and Trademark Office) Serial No. 87138230. This trademark expires in August 2026. Both trademarks are subject to automatic renewal upon payment of renewal fees.

Industry Overview

The 2023 National Restaurant Association State of the Restaurant Industry report examines key factors impacting the industry including the current state of the economy, operations, workforce, and food and menu trends to forecast sales and market trends for the year ahead. The report is an authoritative look at the industry and its opportunities based on a range of national surveys of restaurant owners, operators, chefs, and consumers.

Key findings illustrating the industry’s economic conditions include:

•	Growth will continue: The foodservice industry is forecast to reach $997 billion in sales in 2023, driven in part by higher menu prices;

•	Industry help wanted: The foodservice industry workforce is projected to grow by 500,000 jobs, for total industry employment of 15.5 million by the end of 2023;

•	Building on a Solid Foundation: For 70% of operators, business conditions have settled into or are on the path to their new version of normal;

•	Consumers want restaurant experiences: 84% of consumers say going out to a restaurant with family and friends is a better use of their leisure time than cooking and cleaning up;

•	Rising costs create challenges: 92% of operators say the cost of food is a significant issue for their restaurant.

•	Competition is heating up: In 2023, 47% of operators expect competition to be more intense than last year.

“The restaurant and foodservice industry is fueling the American economy. Our hiring rate and wage increases are outpacing the overall private sector, and this year our industry will contribute nearly $1 trillion to the economy,” said Michelle Korsmo, president & CEO of the National Restaurant Association. “The 2023 State of the Restaurant Industry report offers an in-depth analysis of what’s driving this growth and the tremendous opportunities for restaurant owners, operators, and team members who want to grow their businesses and expand their careers.”

Pandemic Pivots become Permanent

The temporary “pivots” developed during the pandemic — expanded delivery services, outdoor dining options, to-go alcohol offerings, and investments in technology — are the foundation of the industry’s “new normal.” At least 4 in 10 operators in each of the three limited-service segments — quick service, fast casual, and coffee and snack — believe the addition of drive-thru lanes will become more common in 2023. For others, outdoor dining and alcohol-to-go are becoming table stakes. Across all six major segments, more than 9 in 10 operators plan to continue offering outdoor seating and the same number of operators are also likely to continue offering alcohol-to-go, if their jurisdiction allows it.

Despite widespread investment in technology in the last few years, the restaurant industry is still far from becoming a tech-centric sector. Most operators still consider their use of technology as mainstream rather than leading edge.

In 2023, many operators want to keep moving toward the edge, with more than 4 in 10 planning investments in equipment or technology to increase front- and back-of-the-house productivity. These investments are anticipated mostly in the order and payment space, rather than automated systems or robots that prepare and serve food. Other operational takeaways include:

Among fine-dining restaurants that offered delivery during the pandemic, 79% added it for the first time; 8 in 10 of those plan to continue.

Two-thirds of adults say they’re more likely to order takeout food from a restaurant than they were before the pandemic.

Off-premises-only locations are expected to grow in popularity; more than 4 in 10 limited-service operators think they will be more common this year.

69% of adults say they like the option to dine outside.

An Industry of Opportunity

The restaurant and foodservice industry added 2.8 million jobs over the past 24 months, bringing the industry total to 15 million at the end of 2022; however, the foodservice industry remains 400,000 jobs below pre-pandemic levels.

Most restaurant operators will be actively looking to boost staffing levels in 2023, while carefully balancing staffing needs with business conditions. Eighty-seven percent of operators say they’ll likely hire additional employees during the next 6–12 months if qualified applicants are available. Key figures on the restaurant workforce include:

Between 2023 and 2030, the foodservice industry is projected to add an average of roughly 150,000 jobs a year, with total staffing levels projected to reach 16.5 million by 2030.

Only 1 in 10 operators think recruiting and retaining employees will be easier in 2023 than it was in 2022.

The restaurant industry has long been the primary training ground for new entrants to the workforce and in 2022, nearly a quarter of jobs were filled by first-time employees.

58% of operators say using tech and automation to alleviate labor shortages will become more common in their segment in 2023; however, technology is generally complementary to human labor and primarily intended to enhance rather than replace workers in the restaurant industry.

Flexibility to Accommodate Rising Food Costs and All-Hours Dining

Demand for restaurant experiences remains strong among consumers who are hungry to connect over shared meals. Operators are taking creative cost-saving approaches to temper elevated expenses, including food, labor, occupancy, and utilities, by streamlining their menus. With the rise of remote work blurring traditional meal times, operators are focusing on new opportunities to entice customers at all hours with engaging offerings, including off-hours or slow-day value deals, flexible pricing, multi-course meal bundles, meal kits and subscriptions, apparel, and more. Meanwhile, many operators plan to add to their menus more healthier and nutritious meal options, eco-friendly items, and dishes tailored to takeout in 2023. Key data points on food and beverage trends include:

93% of operators say their restaurant’s total food costs are higher than they were in 2019.

A majority of operators across all segments expect to keep their menus in 2023 similar in size to last year.

69% of adults say they are likely to purchase a meal kit (measured ingredients with cooking instructions), including more than 8 in 10 Gen Z adults and millennials.

Eco-friendly business practices continue to draw consumers, especially millennials.

“As the restaurant industry adapts to a new normal, operators’ ability to be flexible and diversify their operations is essential to thriving,” said Hudson Riehle, senior vice president of Research for the National Restaurant Association. “With profitability under pressure, operators are launching new business models within the industry, re-engineering current concepts, and allocating more space to off-premises business in order to satisfy customers in 2023.”

Employees

We currently have 3 full-time employees. Our officers and directors are not employees of the Company, but they are performing services for the Company. We do not have any part-time employees. Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent in most cases. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the local sales side. We believe there are numerous quality people to choose from throughout our area of targeted expansion.

We anticipate that once we grow, we will require a franchise director and a Chief Financial Officer/Controller, as well as various administrative support personnel.

ITEM 1A. RISK FACTORS

We are vulnerable to changes in economic conditions and consumer preferences that could have a material adverse effect on our business, financial condition and results of operations.

The restaurant industry depends on consumer discretionary spending and is often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends, including changes in behavior caused by the COVID-19 pandemic. In addition, factors such as traffic patterns, weather, fuel prices, local demographics, local regulations and the type, number and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation or increased food or energy costs could harm the restaurant industry in general and our restaurants in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could have a material adverse effect on our business financial condition and results of operations. There can also be no assurance that consumers will continue to regard our menu offerings favorably, that we will be able to develop new menu items that appeal to consumer preferences or that there will not be a drop in consumer demand. Restaurant traffic and our resulting sales depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions. In addition, the restaurant industry is subject to scrutiny due to the perception that restaurant company practices have contributed to poor nutrition, high caloric intake, obesity or other health concerns of their customers. If we are unable to adapt to changes in consumer preferences and trends, we may lose customers, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in customer preferences, general economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants affect the restaurant industry. Our success depends to a significant extent on consumer confidence, which is influenced by general economic conditions, local and regional economic conditions in the markets in which we operate, and discretionary income levels. Our sales may decline during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty, such as those during the Covid-19 pandemic. Any material decline in consumer confidence or a decline in spending could cause our sales, operating results, business or financial condition to decline. If we fail to adapt to changes in customer preferences and trends, we may lose customers, fail to gain customers, and our sales may deteriorate.

Customer preference on how and where they purchase food may change because of advances in technology or alternative service channels. If we are not able to respond to these changes, or our competitors respond to these changes more effectively, our business, financial condition and results of operations could be adversely affected.

Changes in the cost of food could have a material adverse effect on our business, financial condition and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in the cost of sales of food items. We are susceptible to increases in the cost of food due to factors beyond our control, such as freight and delivery charges, general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, tariffs and import taxes, product recalls and government regulations. Dependence on frequent deliveries of food products subjects our business to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Deliveries of supplies may be affected by adverse short-term weather conditions or long-term changes in weather patterns, including those related to climate change, natural disasters, labor shortages, or financial or solvency issues of our distributors or suppliers, product recalls or other issues. Further, increases in fuel prices could result in increased distribution costs. In addition, a material adverse effect on our business, financial condition and results of operations could occur if any of our distributors, suppliers, vendors, or other contractors fail to meet our quality or safety standards or otherwise do not perform adequately, or if any one or more of them seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason. Changes in the price or availability of certain food products, including as a result of the COVID-19 pandemic, could affect our profitability and reputation. Changes in the cost of ingredients can result from a number of factors, including seasonality, short-term weather conditions or long-term changes in weather patterns, natural disasters, currency exchange rates, increases in the cost of grain, consumer demand, disease and viruses and other factors that affect availability and greater international demand for domestic products. In the event of cost increases with respect to one or more of our raw ingredients, we may choose to temporarily suspend or permanently discontinue serving menu items rather than paying the increased cost for the ingredients. Any such changes to our available menu could negatively impact our restaurant traffic, business and results of operations during the shortage and thereafter. While future cost increases can be partially offset by increasing menu prices, there can be no assurance that we will be able to offset future cost increases by such menu price increases. If we implement menu price increases, there can be no assurance that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. Competitive conditions may limit our menu pricing flexibility and if we implement menu price increases to protect our margins, restaurant traffic could be materially adversely affected.

An important aspect of our growth strategy involves opening new restaurants in existing and new markets. We may be unsuccessful in opening new restaurants or establishing new markets and our new restaurants may not perform as well as anticipated, which could have a material adverse effect on our business, financial condition and results of operations.

A key part of our growth strategy includes opening new restaurants in existing and new markets and operating those restaurants on a profitable basis. We must identify target markets where we can enter or expand, and we may not be able to open our planned new restaurants within budget or on a timely basis, and our new restaurants may not perform as well as anticipated. Our ability to successfully open new restaurants is affected by several factors, many of which are beyond our control, including our ability to:

•	identify available, appropriate and attractive restaurant sites
•	compete for restaurant sites;
•	reach acceptable agreements regarding the lease or purchase of restaurant sites;
•	obtain or have available the financing required to develop and operate new restaurants, including construction and opening costs, which includes access to leases and equipment leases at favorable interest and capitalization rates;

•	respond to unforeseen engineering or environmental problems with our selected restaurant sites;
•	respond to landlord delays and the failure of landlords to timely deliver real estate to us;
•	mitigate the impact of inclement weather, natural disasters and other calamities on the development of restaurant sites;
•	hire, train and retain the skilled management and other team members necessary to meet staffing;
•	obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our costs or ability to open new restaurants; and
•	respond to construction and equipment cost increases for new restaurants.

There is no guarantee that a sufficient number of available, appropriate and attractive restaurant sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new restaurants, or if planned restaurant openings are significantly delayed, it could have a material adverse effect on our business, financial condition and results of operations.

As part of our long-term growth strategy, we may open restaurants in geographic markets in which we have little or no prior operating experience. The challenges of entering new markets include: difficulties in hiring experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important in the success of our restaurants in our existing markets, and we may find that our concept has limited appeal in new markets. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy and operating costs than existing restaurants. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants and could have a material adverse effect on our business, financial condition and results of operations.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

New restaurants may not be profitable or may close, and the performance of our restaurants that we have experienced in the past may not be indicative of future results.

In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate our restaurants profitably will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food;
•	consumption patterns and food preferences that may differ from region to region;
•	changes in consumer preferences and discretionary spending;
•	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•	increases in prices for commodities;
•	inefficiency in our labor costs as the staff gains experience;

•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	temporary and permanent site characteristics of new restaurants;
•	changes in government regulation; and
•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned or close, it could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy also includes continued development of our business through franchising. The opening and successful operation of our restaurants by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment. As noted above, identifying and securing an adequate supply of suitable new restaurant sites presents significant challenges because of the intense competition for those sites in our target markets, and increasing development and leasing costs. This may be especially true as we continue to expand. Further, any restrictions or limitations of credit markets may require developers to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results.

Our success in part depends on the success of our franchisees’ business.

To achieve our expansion goals within our desired timeframe, we have adopted a franchising and area developer model into our business strategy. We hope to continue to open new company-owned restaurants, while also moving forward to developing our franchised operation where we will solicit others to become our franchisees. We have not used a franchising or area developer model in the past and may not be successful in attracting franchisees and developers to our business concept or identifying franchisees and developers that have the business abilities or access to financial resources necessary to open our restaurants or to develop or operate successfully our restaurants in a manner consistent with our standards. Incorporating a franchising and area developer model into our strategy will require us to devote significant management and financial resources to prepare for and support the eventual sale of franchises. If we are not successful in incorporating a franchising or area developer model into our strategy, we may experience delays in our growth or may not be able to expand and grow our business.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to open additional restaurants. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

New restaurants may not be profitable or may close, and the performance of our restaurants that we have experienced in the past may not be indicative of future results.

In new markets, the length of time before average sales for new restaurants stabilize is less predictable as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. Our ability to operate our restaurants profitably will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;
•	general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food;

•	consumption patterns and food preferences that may differ from region to region;
•	changes in consumer preferences and discretionary spending;
•	difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•	increases in prices for commodities;
•	inefficiency in our labor costs as the staff gains experience;
•	competition, either from our competitors in the restaurant industry or our own restaurants;
•	temporary and permanent site characteristics of new restaurants;
•	changes in government regulation; and
•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new restaurants do not perform as planned or close, it could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy also includes continued development of our business through franchising. The opening and successful operation of our restaurants by franchisees depends on a number of factors, including those identified above, as well as the availability of suitable franchise candidates and the financial and other resources of our franchisees such as our franchisees’ ability to receive financing from banks and other financial institutions, which may become more challenging in the current economic environment. As noted above, identifying and securing an adequate supply of suitable new restaurant sites presents significant challenges because of the intense competition for those sites in our target markets, and increasing development and leasing costs. This may be especially true as we continue to expand. Further, any restrictions or limitations of credit markets may require developers to delay or be unable to finance new projects. Delays or failures in opening new restaurants due to any of the reasons set forth above could materially and adversely affect our growth strategy and our expected results.

Our success also depends in part on the operations of our franchisees. While we provide training and support to, and monitor the operations of, our franchisees, the product quality and service they deliver may be diminished by any number of factors beyond our control, including financial pressures and their own business operations, such as employment related matters. We strive to provide our customers with the same experience at company-owned restaurants and franchise-operated restaurants. Our customers may attribute to us problems which originate with one of our franchisees, particularly those affecting the quality of the service experience, food safety, litigation or compliance with laws and regulations, thus damaging our reputation and brand value and potentially adversely affecting our results of operations. Our growth expectations and revenues could be negatively impacted by a material downturn in sales at and to franchise-operated locations or if one or more key franchisees become insolvent.

Our franchisees could take actions that could harm our business.

Franchisees are independently owned and operated, and they are not our employees. Although we provide certain training and support to franchisees, our franchisees operate their shops as independent businesses. Consequently, the quality of franchised shop operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not operate shops in a manner consistent with applicable laws and regulations or in accordance with our standards and requirements. Also, franchisees may not successfully hire and train qualified managers and other shop personnel. Although we believe we currently generally enjoy a positive relationship with our franchisees, there is no assurance that future developments, some of which may be outside our control, may significantly harm our future relationships with existing and new franchisees. In addition, our image and reputation, and the image and reputation of other franchisees, may suffer materially if our franchisees do not operate successfully, or in accordance with our standards and requirements, which could result in a significant decline in our sales, our revenues and our profitability.

Our failure to manage our growth effectively could harm our business and results of operations.

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could have a material adverse effect on our business, financial condition and results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing restaurants. If we experience a decline in financial performance, we may decrease the number of or discontinue restaurant openings, or we may decide to close restaurants that we are unable to operate in a profitable manner.

Opening new restaurants in existing markets may negatively impact sales at our existing restaurants.

The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. As a result, if we open new restaurants in or near markets in which we already have restaurants, it could have a material adverse effect on sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants in the long term. However, due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. This plan could have a material adverse effect on the results of operations and same-restaurant sales for our restaurants in such markets due to the close proximity with our other restaurants and market saturation. Unintentional sales cannibalization or sales cannibalization in excess of what was intended may become significant in the future as we continue to open new restaurants, and could affect our sales growth, which could, in turn, have a material adverse effect on our business, financial condition and results of operations.

Our plans to open new restaurants and the ongoing need for capital expenditures at our existing restaurants require us to spend capital.

Our growth strategy depends on opening new restaurants, which will require us to use cash flows from operations and proceeds from equity or debt offerings. We cannot assure you that cash flows from operations and the net proceeds of any offering will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced financial results and we could be required to delay, significantly curtail or eliminate planned restaurant openings, which could have a material adverse effect on our business, financial condition, results of operations and the price of our stock.

In addition, as our restaurants mature, our business will require capital expenditure for the maintenance, renovation and improvement of existing restaurants to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.

If the costs of funding new restaurants or renovations or enhancements at existing restaurants exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be reduced. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.

Incidents involving food-borne illness and food safety, including food tampering or contamination could adversely affect our brand perception, business, financial condition and results of operations.

Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past and could occur in the future. Incidents or reports of food-borne or water-borne illness or other food safety issues, food contamination or tampering, team member hygiene and cleanliness failures or improper team member conduct, guests entering our restaurants while ill and contaminating food ingredients or surfaces at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation and could have a material adverse effect on our business, financial condition and results of operations.

We cannot guarantee to consumers that our food safety controls, procedures and training will be fully effective in preventing all food safety and public health issues at our restaurants, including any occurrences of pathogens (i.e., Ebola, “mad cow disease,” “SARS,” “swine flu,” Zika virus, avian influenza, hepatitis A, porcine epidemic diarrhea virus, norovirus or other virus), bacteria (i.e., salmonella, listeria or E. coli), parasites or other toxins infecting our food supply. These public health issues, in addition to food tampering, could adversely affect food prices and availability of certain food products, could generate negative publicity and litigation, and could lead to closure of restaurants, resulting in a decline in our sales or profitability. In addition, there is no guarantee that our restaurant locations will maintain the high levels of internal controls and training we require at our restaurants. Furthermore, some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control and may affect multiple restaurant locations as a result. We cannot assure you that all food items will be properly maintained during transport throughout the supply chain and that our team members will identify all products that may be spoiled and should not be used in our restaurants. The risk of food-borne illness may also increase whenever our menu items are served outside of our control, such as by third-party food delivery services, guest take out or at catered events. We do not have direct control over our third-party suppliers, transporters or delivery services, including in their adherence to additional sanitation protocols and guidelines as a result of the COVID-19 pandemic or other infectious diseases, and may not have visibility into their practices. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect sales at all our restaurants if highly publicized, such as on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. Food safety incidents, whether at our restaurants or involving our business partners, could lead to wide public exposure and negative publicity, which could materially harm our business. Additionally, even if food-borne illnesses were not identified at our restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurants were highly publicized.

Damage to our reputation and negative publicity could have a material adverse effect on our business, financial condition and results of operations.

Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by negative publicity relating to food quality, the safety, sanitation and welfare of our restaurant facilities, guest complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing and other policies, practices and procedures, team member relationships and welfare or other matters at one or more of our restaurants. Any publicity relating to health concerns, perceived or specific outbreaks of a food-borne illness attributed to one or more of our restaurants, or non-compliance with food handling and sanitation requirements imposed by federal, state and local governments could result in a significant decrease in guest traffic in all of our restaurants and could have a material adverse effect on our results of operations. Furthermore, similar negative publicity or occurrences with respect to other restaurants or other restaurant chains could also decrease our guest traffic and have a similar material adverse effect on our business. In addition, incidents of restaurant commentary have increased dramatically with the proliferation of social media platforms. Negative publicity may adversely affect us, regardless of whether the allegations are valid or whether we are held responsible. In addition, the negative impact of adverse publicity may extend far beyond the restaurant involved and affect some or all our other restaurants.

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.

As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third parties for our ordering and payment platforms. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.

Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We rely on third parties to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests’ expectations.

Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them.

Natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism could disrupt our business and result in lower sales, increased operating costs and capital expenditures.

Our vendors and customers are located in areas, south as southern Florida, that have been and could be subject to natural disasters such as floods, drought, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in short-term weather conditions or long-term changes in weather patterns related to climate change, including those that may result in electrical and technological failures, may disrupt our business and may adversely affect our ability to obtain food and supplies and sell menu items. Our business may be harmed if our ability to obtain food and supplies and sell menu items is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our revenues, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our restaurants and our suppliers and distributors, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods and supplies to our restaurants and our suppliers and distributors, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, all of which would increase the cost of doing business. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could have a material adverse effect on our business, financial condition and results of operations.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

•	acceptance of our restaurant concept and market penetration;
•	the amount and timing of capital expenditures and other costs relating to the implementation of our business plan;
•	the introduction of new products by our competitors;
•	seasonality applicable to our geographic location; and
•	general economic conditions and economic conditions specific to our industry.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

The fast-food segment of the restaurant industry is highly competitive.

We operate in the fast-food segment of the restaurant industry, which is highly competitive with respect to, among other things, taste, consumer trends, price, food quality and presentation, service, location and the ambiance and condition of the restaurant. Our competition includes a variety of locally owned restaurants, as well as national and regional chains. Our competitors offer dine-in, carry-out, delivery and drive-through services. Most of our competitors have existed longer and often have a more established brand and market presence with substantially greater financial, marketing, personnel and other resources than us. Among our main competitors include Jimmy John’s, Chipotle Mexican Grill, Miami Subs Grill, Subway and Starbucks, most of whom have expanded nationally. As we expand, our existing restaurants may face competition from existing and new restaurants that operate in these markets.

Several of our competitors compete by offering menu items that are specifically identified as low in fat, carbohydrates and calories, allegedly better for customers, or otherwise targeted at healthier consumer preferences. Many of our competitors in the fast-food segment of the restaurant industry also emphasize lower cost, “value meal” menu options, which is a strategy we also pursue.

Moreover, new companies will likely enter our markets and target our customers. For example, additional competitive pressures have come recently from the deli sections and in-store cafés of several major grocery chains, including those targeted at customers who want higher quality and healthier food, as well as from convenience stores and casual dining outlets.  These competitors may have, among other things, lower operating costs, better locations, better brand awareness, better facilities, better management, more effective marketing and more efficient operations than we do.

In the restaurant industry, labor is a primary operating cost component. Competition for qualified employees could also require us to pay higher wages to attract a sufficient number of employees. We also expect to compete for restaurant locations with other fast-food restaurants. Until our name is better recognized, landlords may prefer well-known fast-food restaurants over us and we may experience difficulties in securing desirable restaurant locations. All of these competitive factors may adversely affect us and reduce our sales and profits.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas and our target customers’ unfamiliarity with our brand.

Our initial restaurants are located, and future restaurants will be located, in markets where we have no operating experience and our restaurants may be less successful than restaurants where established restaurants are more familiar. Consumers in our new markets will not be familiar with our brand, and we will need to build brand awareness in those markets through investments in advertising and promotional activity. We may find it more difficult in our markets to secure desirable restaurant locations and to hire, motivate and keep qualified employees.

We expect to incur losses in the near future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We expect to significantly increase our operating expenses by expanding our marketing activities and increasing our level of capital expenditures in order to grow our business. Such increases in operating expense levels and capital expenditures may adversely affect our operating results if we are unable to immediately realize benefits from such expenditures.  In addition, if we are unable to manage a significant increase in operating expenses, our liquidity will likely decrease and negatively impact our cash flow and ability to sustain operations. In turn, this would have a negative impact on our financial condition and share price.

We also cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenues do not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact on our ability to implement our business strategy and adversely affect our financial condition. This would also have a negative impact on our share price.

Failure to receive frequent deliveries of higher quality food ingredients and other supplies could harm our operations.

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers. Interruptions or shortages in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations If any of our distributors or suppliers fails to perform adequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition, results of operations or cash flows could be adversely affected. Our inability to replace or engage distributors or suppliers who meet our specifications in a short period of time could increase our expenses and cause shortages of food and other items at our restaurant, which could cause a restaurant to remove items from its menu. If that were to happen to our restaurants that affected our key ingredients such as beef, chicken, cheese and produce, it could adversely affect our operating results. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls, labor disputes and government regulations. In addition to food, we purchase electricity, oil and natural gas needed to operate our restaurants, and suppliers purchase gasoline needed to transport food and supplies to us. Any significant increase in energy costs could adversely affect our business through higher rates and the imposition of fuel surcharges by our suppliers. Because we provide moderately priced food, we may choose not to, or be unable to, pass along commodity price increases to our customers. Additionally, significant increases in gasoline prices could result in a decrease in customer traffic at our restaurants. We rely on third-party distribution companies to deliver food and supplies to our restaurant. Interruption of distribution services due to financial distress or other issues could impact on our operations. Our operating costs also include premiums that we pay for our insurance (including workers’ compensation, general liability, property and health). The cost of insurance has risen significantly in the past few years and we expect to experience significant reductions in sales during the shortage or thereafter, if our customers change their dining habits as a result.

In addition, we intend to use a substantial amount of naturally raised and organically grown ingredients and try to make our food as fresh as we can, in light of pricing considerations. As we increase our use of these ingredients, the ability of our suppliers to expand output or otherwise increase their supplies to meet our needs may be constrained. Our inability to obtain a sufficient and consistent supply of these ingredients on a cost-effective basis, or at all, could cause us difficulties in aligning our brand with the principle of “fresh and healthy,” which could in turn make us less popular among our customers and cause sales to decline.

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees are free to terminate their employment relationships with us at any time. Competition for highly skilled technical people is extremely intense, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. If we fail to retain our senior management and other key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our strategic objectives and our business could suffer.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. Our information systems could also be penetrated by outside parties’ intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

We are dependent upon third party suppliers of our raw materials.

We are dependent on outside vendors for our supplies of raw materials. While we believe that there are numerous sources of supply available, if the third-party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products would be materially adversely affected.

Our inability to protect our trademarks, patents and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patents and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, patented processes, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. Such claims include but are not limited to and may arise from product liability and related claims in the event that any of the products that we sell is faulty or contain defects in materials or design. We may be subject to infringement claims from our products. In addition, we may be subject to claims by our lenders, claims for rent, and claims from our vendors on our accounts payable; and although we have been able to obtain understandings with the foregoing and have informal forbearance agreements from those parties, one or more of them may elect to commence collection proceedings which could result in judgments against us and have a significant negative impact on our operations.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, the management’s attention may be diverted from other business concerns which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants who will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Annual Report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Our independent auditors have issued an audit opinion for our company, which includes a statement describing our going concern status. Our financial status creates doubt whether we will continue as a going concern.

Our auditors have issued an opinion regarding the Company’s ability to continue as a going concern and our inability to obtain adequate financing. This means there is substantial doubt we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty regarding our ability to continue in business. As such we may have to cease operations and investors could lose part or all of their investment in our company.

Risks Relating to our Common Stock

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions. The sale of a large number of shares of Common Stock by our principal shareholders could depress the market price of our common stock.

Currently, our management and principal shareholders beneficially own approximately 63% of our outstanding Common Stock. As a result, they have the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.  Because our Common Stock is deemed a low-priced “penny stock,” it will be cumbersome for brokers and dealers to trade in our Common Stock, making the market for our Common Stock less liquid and negatively affect the price of our stock.

We will be subject to certain provisions of the Exchange Act, commonly referred to as the “penny stock” rules as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Since our stock is deemed to be a penny stock, trading is subject to additional sales practice requirements of broker-dealers. These require a broker-dealer to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules and FINRA rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our Common Stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to market our services on a cost-effective and timely basis;
•	our inability to obtain working capital financing, if needed;
•	changing conditions in the market;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our Common Stock or other securities.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such a market develops in the future.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

The provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company, with a lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The price of our Common Stock in the future may be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock will be, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price of our shares could decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

Our future results may vary significantly, which may adversely affect the price of our Common Stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining a public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

We are an “emerging growth company” under the JOBS Act of 2012 and a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, our Common Stock may be less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until the earlier of (i) the last day of the year following the fifth anniversary of the date of the completion of our initial public offering, (ii) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period..

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on and reduced disclosure obligations regarding executive compensation in this Annual Report, our quarterly reports and proxy statements.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of our authorized shares that are not issued. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to the market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute Common Stock book value, and that dilution may be material.

There is a limited trading market for our shares of common stock on the OTCQB. You may not be able to sell your shares of common stock if you require funds.

Our Common Stock is traded on the OTCQB, an inter-dealer automated quotation system for equity securities. There has been limited trading activity in our Common Stock. We consider our Common Stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the Common Stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our Common Stock.

Our stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment as a result.

You should consider an investment in our Common Stock to be risky, and you should invest in our Common Stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our Common Stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	Actual or anticipated variations in our quarterly and annual operating results or those of companies perceived to be similar to us;
•	Weather conditions;
•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analysts;
•	Fluctuations in the market valuations of companies perceived by investors to be comparable to us;
•	The public’s response to our or our competitors’ filings with the SEC or announcements regarding new products or services, enhancements, significant contracts, acquisitions, strategic investments, litigation, restructurings or other significant matters;
•	Speculation about our business in the press or the investment community;
•	Future sales of our shares;
•	Actions by our competitors;
•	Additions or departures of members of our senior management or other key personnel; and
•	The passage of legislation or other regulatory developments affecting us or our industry.

In addition, the securities markets have experienced significant price and volume fluctuations that have affected and continue to affect the market price of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, or international currency fluctuations, may negatively affect the market price of our shares.

If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend and a distraction to management.

The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business. The price of our Common Stock could decline if one or more securities analysts downgrade our Common Stock or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our share price and trading volume to decline.

If we fail to remain current on our SEC reporting requirements or fail to comply with the continuing eligibility of OTCQB, we could be removed from the OTCQB marketplace, which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB must be SEC reporting issuers under Section 12 of the Exchange Act and must be current in their reporting obligations and comply with other continuing eligibility requirements, in order to maintain price quotation privileges on the OTCQB marketplace. On February 9, 2024, we received the notification letter from OTC Markets, Inc. notifying the Company that its bid price has closed below $0.01 for more than 30 consecutive calendar days and is not in compliance with the minimum closing bid price of $0.01 per share (the “Minimum Closing Bid Price”), which is required for at least one of the prior 30 consecutive calendar days. The Company was granted a cure period of 90 calendar days, or until May 9, 2024, to regain compliance with the Minimum Closing Bid Price. To continue trading on the OTCQB marketplace, the closing bid price for the Company’s common stock must be $0.01 or greater for 10 consecutive trading days during this 90-day cure period. If the Company does not cure this deficiency by May 9, 2024, or if the Company’s closing bid price falls below $0.001 at any time for five consecutive trading days, the Company will be immediately removed from the OTCQB marketplace. If our common stock is removed from OTCQB marketplace, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market if our Common Stock. This may have an adverse material effect on the Company’s business operations.

We do not intend to pay dividends on our Common Stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our Common Stock only if the market price of the Common Stock increases, which may never occur.

Shares of our Common Stock issuable upon conversion of the outstanding convertible notes may represent overhang that may also adversely affect the market price of our Common Stock.

Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The convertible notes will be convertible into shares of our common stock at a discount to the market as described above, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such an overhang, the noteholders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we hope to repay the convertible notes in full before any conversions take place.

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

Our convertible notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. In the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

Certain of our outstanding convertible promissory notes include favored nation rights.

Certain of our outstanding convertible promissory notes include provisions which provide that, so long as such notes are outstanding, the Company shall not enter into any public or private offering of its securities (including securities convertible into shares of our Common Stock) with any individual or entity that has the effect of establishing rights or otherwise benefiting such other investor in a manner more favorable in any material respect to such other investor than the rights and benefits established in favor of the holder of our convertible notes unless, in any such case, the holder has been provided with such rights and benefits pursuant to a definitive written agreement or agreements between the Company and the holder. Such favored nations provisions could be triggered in the future and could materially change the terms of the notes. In the event any favored nations provisions of the notes are triggered, it may cause the terms of such notes to be materially amended in favor of the holders thereof, cause significant dilution to existing shareholders, and otherwise have a material adverse effect on the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of developing, implementing and maintaining cybersecurity measures to better safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our management team will work to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We have not been subject to cybersecurity challenges that have materially impaired our operations or financial standing. In the future, the Company will require the Board and employees to complete cybersecurity training related to the physical security of assets, data privacy and other information security policies and procedures.

ITEM 2. PROPERTIES

The Company does not own real properties. As of December 31, 2023, the Company had one operating restaurant, 9th Street LLC located in Fort Lauderdale, Florida. Kisses From Italy 9th LLC based in Fort Lauderdale, Florida, leases approximately 990 square feet since 2018. Since May 1, 2021, the Company leases this space on a month-to-month basis for $6,660.31, per month.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB over-the-counter market under the symbol “KITL.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The last reported sales price of our common stock on the OTCQB on July 12, 2024 was $0.0013

Holders

As of July 1, 2024 we had approximately 128 holders of record of our common stock.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Unregistered Sales of Equity Securities

On March 1, 2023, the Company issued 2,000,000 shares of Common Stock to SC Culinary LLC pursuant to the Strategic Alliance Agreement.

On April 26, 2023, the Company sold and issued 1,502,502 shares of its Common Stock to MacRab LLC (“MacRab”) under the Purchase Agreement at an initial purchase price of 0.0333 per share.

During 3 months ended March 31, 2023, the Company issued 3,696,00 shares of common stock to Talos Victory Fund; 1,384,000 shares of common stock to Fourth Man LLC (“Fourth Man”), and 3,472,000 shares of common stock to Blue Lake Partners. These shares were issued upon conversion of promissory notes previously issued to these entities.

On May 24, 2023, the Company issued to Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”) 500,000 commitment shares of Common Stock.

On June 6, 2023, the Company issued to Firstfire Global Opportunities Fund, LLC (“Firstfire”) 500,000 commitment shares.

On June 28, 2023, the Company issued to JSC 3,000,000 additional shares of Common Stock pursuant to the amendment to the JSC Warrant.

On June 28, 2023, the Company issued 100,000 shares of Common Stock to SC Culinary LLC pursuant to the pursuant to the Strategic Alliance Agreement.

During 3 months ended June 30, 2023, the Company issued 3,407,000 shares of common stock to Blue Lake Partners LLC, and 3,456,000 shares of common stock to Fourth Man. These shares were issued upon conversion of the promissory notes previously issued to these entities.

On July 12, 2023, we issued 2,538,462 shares of Common Stock upon exercise of the Fourth Man Warrant, resulted from an increase in the number of shares of Common Stock issuable upon exercise of the Fourth Man Warrant.

On July 17, 2023, the Company issued 10,407,692 shares of Common Stock to Blue Lake Partners upon the exercise of 12,300,000 outstanding warrants.

On July 11, 2023, the Company issued to CS Capital Partners 500,000 commitment shares and 1,500,000 returnable shares to CS Capital Partners, which are held in book-entry and returnable to the Company by CS Capital Partners unless there is an uncured default during the 12-month term of the Note to CS Capital Partners.

On August 17, 2023, the Company sold and issued to MacRab a second tranche of 890,914 shares at an initial purchase price of 0.02223 per share pursuant to the Purchase Agreement.

On August 22, 2023, the Company issued to Coventry Enterprises, LLC (“Coventry”) 500,000 commitment shares and 1,500,000 returnable shares to Coventry, which are held in book-entry and returnable to the Company by Coventry unless there is an uncured default during the 12-month term of the Coventry Note.

On August 31, 2023, the Company issued 1,396,153 shares to Talos upon exercise of outstanding warrants.

On September 15, 2023, we issued additional 2,538,462 shares of Common Stock upon exercise of Fourth Man Warrant by Fourth Man, at the exercise price of $0.10 per share.

On November 13, 2023, the Company issued 10,000,000 shares to SC Culinary LLC pursuant to the Strategic Alliance Agreement.

Between December 5, 2023 and December 24, 2023, the Company issued an aggregate of 3,800,000 shares to Jefferson Street Capital LLC upon conversion of the JSC Note.

On December 27, 2023, the Company issued an aggregate of 6,954,545 shares of Common Stock to Fourth Man resulting from the exercise of Fourth Man Warrants.

These transactions were exempt from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D as promulgated by the Securities and Exchange Commission under the Securities Act, as transactions by an issuer not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Issuer Repurchases of Securities

None.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below of the financial condition and results of operations for the Company and should be read in conjunction with the consolidated financial statements and the notes to such financial statements (pages F-1 to F-19), “Forward-looking Statements” (page ii) and Risk Factors set forth in Item 1A.

Overview

The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida, which is the only operating restaurant as of the date of this Annual Report. The Company also opened in 2016 three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, but these restaurants are no longer operational (in December 2017, the Company vacated one of its restaurants due to a hurricane; in June 2021, the Company consolidated its two Wyndham restaurants into one location to become more efficient, and in May 2023, the Company made the decision not to renew a lease in Wyndham Palm Aire location and to close its operations there.

The Company opened its European location in Ceglie del Campo, Bari, Italy, in October 2019. The Bari location closed in April 2020 due to the Covid-19 pandemic, briefly re-opened and permanently closed on December 31, 2023. Such a location was intended to serve as the distribution center for future products for European locations, as well as to be used as a training facility for European franchises. However, this initiative has been severely curtailed due to the onset and lingering impact of Covid-19 in Europe. The Company’s relationship with MediaCom SAS for distribution and importing of European products remains intact and the distribution hub has been moved to Naples, Italy at the MediaCom SAS offices.

In September 2020, we entered retail food and grocery stores with Kisses From Italy branded products in Canada. The product launch began in November of 2020 and Kisses From Italy branded products were in nine retail stores by the end of 2020. Currently, Kisses From Italy branded products are in 90 stores across Ontario and Quebec, Canada.

In April 2021, we entered into a Consulting Agreement with Fransmart, LLC, a Delaware limited liability company (“Fransmart”), pursuant to which we engaged Fransmart as our exclusive global franchise developer and representative for a period of ten years.

In June 2021 and November 2021, the Company opened its first two franchise locations in Chino, California and Montreal, Canada, respectively. Due to the difficulty of opening new retail food establishments with proper levels of staffing, and ongoing inflationary pressures and supply chain constraints due to COVID, the Chino, California location was unable to generate profitable operations and was closed as of December 31, 2023. As the economic environment in Quebec, Canada continued its decline, the Montreal location assets were sold to a non-franchisee third party. During the time these locations were open, the Company did not generate any franchising fees.

On November 29, 2021, the Company entered into a Standby Equity Commitment Agreement (the “Purchase Agreement”), dated November 22, 2021, together with a registration rights agreement (the “Registration Rights Agreement”) with MacRab, pursuant to which the Company has the right to sell to the Investor up to $7,500,000 in shares of the Company’s Common Stock, subject to certain limitations listed below. In connection with the Purchase Agreement, the Company issued to MacRab a five-year warrant (the “MacRab Warrant”) to purchase 750,000 shares of Common Stock (the “Warrant Shares”) with stand anti-dilution provisions and cashless exercise. On March 29, 2023, the Company and MacRab entered into the First Amendment to the Purchase Agreement. The Purchase Agreement, as amended by Amendment #1, reduced the minimum price per share in the Purchase Agreement from $0.10 per share to $0.001, so that the closing price of the Company’s Common Stock during each of the six trading days immediately preceding the respective “put date” must not be lower than $0.001 per share. On December 5, 2023, the Company and MacRab entered into the Second Amendment to the Purchase Agreement, for the purpose of extending the commitment period under the Purchase Agreement. The Purchase Agreement, as amended by Amendment #2, changed the definition of the “Commitment Period” extending the it to 36 months from the date of the Purchase Agreement and removing a condition that if the initial registration statement is no longer effective, it will trigger an earlier termination.

On April 26, 2023, the Company sold and issued to MacRab 1,502,502 shares of its Common Stock to MacRab under the Purchase Agreement at the purchase price of $0.0333, and on August 17, 2023, the Company sold and issued to MacRab a second tranche of 890,914 shares of its Common Stock at the purchase price of $0.02223 per share.

On May 11, 2022, the Company entered into a Securities Purchase Agreement (the “Fourth Man Purchase Agreement”) with Fourth Man, pursuant to which the Company received $135,000 in gross proceeds and issued to Fourth Man a promissory note in the principal amount of $150,000.00 (the “Fourth Man Note”). Pursuant to the Fourth Man Purchase Agreement, Fourth Man was granted a right of first refusal on all issuances by the Company, as well as a most favored nations on all securities to be issued by the Company until the Fourth Man Note is paid in full. In connection with the execution and delivery of the Fourth Man Purchase Agreement and the issuance of the Fourth Man Note, the Company issued to Fourth Man 607,000 commitment shares (the “Fourth Man Commitment Shares”) and a warrant to purchase an additional 1,500,000 shares of common stock of the Company (the “Fourth Man Warrant”) at an exercise price of $0.10 per share. On April 12, 2023, Fourth Man Note converted the outstanding balance and accrued interest under the Fourth Man Note to 3,456,000 shares of our Common Stock. On December 26, 2023, all Fourth Man Warrant Shares were issued upon exercise of Fourth Man Warrants, including 6,954,545 Warrant Shares that were issued on a cashless basis exercise.

On May 24, 2023, the Company, entered into a Securities Purchase Agreement (the “JSC Purchase Agreement”) with Jefferson Street Capital LLC, a New Jersey limited liability company (“JSC”), pursuant to which the Company received $100,000.00 in gross proceeds and issued to JSC a promissory note in the principal amount of $110,000.00 (the “JSC Note”). The JSC Note bears interest at a rate of 10% per annum and is due and payable no later than February 9, 2024. The JSC Note is convertible at a fixed conversion price of $0.01 (the “JSC Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the JSC Conversion Price, the JSC Conversion Price shall be reduced to such an amount.

In connection with the execution and delivery of the Purchase Agreement and the issuance of the Note, the Company issued to JSC 500,000 commitment shares (the “JSC Commitment Shares”) and a warrant to purchase an additional 1,000,000 shares of common stock of the Company at an exercise price of $0.10 per share (the “JSC Warrant”), exercisable on the earlier of 180 days from the date it was issued or when a registration statement covering the JSC Warrant Shares is declared effective. On June 21, 2023, the Company entered into an amendment (the “Amendment”) to the JSC Warrant with JSC, pursuant to which the parties provided that any stock issuances to MacRab LLC officers, directors, vendors, and suppliers of the Company in satisfaction of amounts owed to such parties, would not result in an adjustment to the exercise price. In consideration for the Amendment, the Company issued 3,000,000 shares of Common Stock to JSC.

On June 6, 2023, the Company entered into a Securities Purchase Agreement (the “Firstfire Purchase Agreement”), effective as of June 12, 2023, with Firstfire, pursuant to which the Company received $100,000 in gross proceeds and issued to Firstfire a promissory note in the principal amount of $110,000.00 (the “Firstfire Note”). The Firstfire Note bears interest at a rate of 10% per annum and is due and payable on June 5, 2024. Although the Company has the right to prepay the Firstfire Note without penalty, the annual interest is due if the Firstfire Note is paid in full by the Company prior to maturity. Upon default of the Firstfire Note, the interest increases to the lesser of 18% per annum or the maximum amount permitted by law. The Firstfire Note is convertible at the option of Firstfire, at any time at a fixed conversion price of $0.01 (the “Firstfire Conversion Price”), subject to standard adjustments. If the Company issues securities for less than the Firstfire Conversion Price, the Firstfire Conversion Price shall be reduced to such an amount.

In connection with the execution and delivery of the Firstfire Purchase Agreement and the issuance of the Firstfire Note, the Company issued to Firstfire 500,000 commitment shares and a warrant (the “Firstfire Warrant”) to purchase of up to 1,000,000 shares of the Company’s common stock (the “Firstfire Warrant Shares”) at an exercise price of $0.10 per share. The Firstfire Warrant is exercisable commencing on the date of issuance and ending on the five-year anniversary of the date of issuance.

On July 11, 2023, the Company entered into a Securities Purchase Agreement (the “CS Capital Purchase Agreement”) with GS Capital Partners, LLC (“CS Capital Partners”) pursuant to which the Company received $105,000.00 in gross proceeds and issued to CS Capital Partners a promissory note in the principal amount of $115,000.00 (the “Note”). The Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “Conversion Price”) and is due and payable no later than July 11, 2024. The Note may be prepaid at an amount equal to 110% of the principal plus accrued interest within 180 days. In connection with the execution and delivery of the Purchase Agreement and the issuance of the Note, the Company issued to CS Capital Partners 500,000 commitment shares (the “Commitment Shares”) and a warrant to purchase an additional 862,500 shares of common stock of the Company (the “Warrant Shares”) at an exercise price of $0.10 per share (the “Exercise Price”). exercisable at any time on or after the date of the issuance and terminating on the five-year anniversary of the Issue Date. The Company also issued 1,500,000 returnable shares to CS Capital Partners (the “Returnable Shares”), which are held in book-entry and returnable to the Company by CS Capital Partners unless there is an uncured default during the 12-month term of the Note.

On August 22, 2023, the Company entered into a Securities Purchase Agreement (the “Coventry Purchase Agreement”) with Coventry Enterprises, LLC, (“Coventry”), pursuant to which the Company received $105,000 in gross proceeds and issued to Coventry a 10% promissory note in the principal amount of $115,000 (the “Coventry Note”). In connection with the execution and delivery of the Coventry Purchase Agreement and the issuance of the Coventry Note, the Company issued to Coventry 500,000 commitment shares (the “Coventry Commitment Shares”) and a warrant to purchase an additional 862,500 shares of Common Stock (the “Coventry Warrant”) at an exercise price of $0.10 per share (the “Exercise Price”). In addition to the Coventry Commitment Shares, the Company issued 1,500,000 returnable shares to Coventry, which are held in book-entry and returnable to the Company by Coventry unless there is an uncured default during the 12-month term of the Coventry Note. The Coventry Note bears interest at a rate of 10% per annum, at a fixed conversion price of $0.01 (the “Conversion Price”) and is due and payable no later than August 22, 2024. Between December 5, 2023 and December 24, 2023, the Company issued an aggregate of 3,800,000 shares to Jefferson Street Capital LLC upon conversion of the JSC Note.

On September 30, 2023 the Company’s Wyndham Palm-Aire location closed its store but remained as an operating entity. Management is actively evaluating current market conditions and exploring the possibility of relocating our operations to other areas within South Florida. This decision stems from our ongoing commitment to strategic growth and optimizing our operational footprint. The consideration to relocate is driven by several factors, including but not limited to:

Market Dynamics: Analysis of market trends and opportunities suggests potential advantages in certain geographic locations within South Florida that align more closely with our strategic objectives.

Operational Efficiency: Evaluating alternative locations may provide opportunities to enhance operational efficiency, reduce costs, and improve service delivery to our customers.

Infrastructure and Resources: Assessing the availability of suitable infrastructure, resources, and talent pool in different areas to support our long-term growth plans.

At this time it has not been considered discontinued operations in accordance with ASC 205-20 because the division has not been disposed of nor is disposal in the plan.

Results of Operations

Comparison of Results of Operations for the years ended December 31, 2023, and 2022

Revenue and Cost of Sales

Total revenues for the year ended December 31, 2023, were $225,953 compared to $391,447 during the year ended December 31, 2022. The revenues in 2023 decreased due to the closing of the Company’s Wyndham Palm-Aire location on September 30, 2023.

Cost of goods sold during the year ended December 31, 2023 was $118,005 compared to $213,106 during the year ended December 31, 2022. This decrease in cost of sales in 2023 over 2022 levels is attributable due to lower sales levels in 2023 compared to 2022.

Operating expenses

Operating expenses were $3,669,458 for the year ended December 31, 2023 compared to $676,580 for the year ended December 31, 2022. Non-cash stock-based compensation was $2,793,843, including $2,481,300 stock-based compensation to related parties, and $5,170 for the years ended December 31, 2023 and December 31, 2022, respectively. Excluding the stock-based compensation in both periods, operating expenses were $878,057 for the year ended December 31, 2023 compared to $671,410 for the year ended December 31, 2022. This is primarily attributable to an increase in payroll and consulting fees of approximately $146,000 in the 2023 period compared to 2022.

Other income and expense

Other expenses comprising interest expense and change in the fair value of the derivative liability were $1,310,036 for the year ended December 31, 2023 compared to $362,466 for the year ended December 31, 2022. The increase in other expenses is attributable to a material increase in interest expense and financing fees of approximately $1,132,000.

Net Loss

As a result of the forgoing, the net loss attributable to Kisses From Italy Inc. for the year ended December 31, 2023 was $4,871,545 compared to net loss attributable to Kisses of Italy, Inc of $847,385 for same period ended December 31, 2022. The increase in the net loss in the 2023 period is primarily attributable to an increase of $2,788,673 of non-cash stock based compensation, increase of other expenses offset by a slight decrease in general and administrative expenses.

Liquidity and Capital Resources

On December 31, 2023, we had $24,842 in cash and cash equivalents.

Net cash used in operating activities was $835,051 during the year ended December 31, 2023, compared to net cash used of $579,142 during the year ended December 31, 2022. The increase in net cash used in operating activities of $255,911 is primarily attributable to increased operating losses net of non-cash items compared to the year ended December 31, 2022.

Net cash used in investing activities was $-0- during the year ended December 31, 2023, compared $40,852 during the year ended December 31, 2022, due to the purchase of $40,852 in equipment in 2022 compared 2023.

Net cash provided by financing activities was $535,399 for the year ended December 31, 2023, compared to $805,000 for the year ended December 31, 2022. The difference in the 2023 period compared to 2022 is attributable $65,073 from proceeds of the sale of common stock under the Company’s equity line of credit; $450,000 from proceeds in convertible notes, offset with $70,000 repayment of convertible notes and $12,171 repayment of notes payable in 2023; compared to $550,000 from proceeds in convertible notes and $250,000 from proceeds in notes payable in 2022.

During the next year, we are solely focusing on acquisition transactions and we estimate that we will need approximately $1,000,000 to fully effectuate our business development plans. We do not believe our former restaurant expansion plan is viable in the current economy.

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

Going Concern

Our consolidated financial statements were prepared to assume that we will continue as a going concern and do not include adjustments for the recoverability and the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of the financial statements that may be necessary should we be unable to continue in operation. In addition, the Company continues to experience negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASC 842 became effective for us beginning on December 15, 2021. While we continue to evaluate the impact of the new standard, we expect the adoption of this guidance will have not have any impact on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

To the Board of Directors and
Stockholders of Kisses From Italy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kisses From Italy Inc. (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, Going Concern and Liquidity, to the financial statements, the Company has an accumulated deficit of $19,577,936 for the year ended December 31, 2023, and had working capital deficit of $789,627 at December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of a Matter

The audit of the consolidated balance sheet of Kisses From Italy Inc. as of December 31, 2022, the related consolidated statement of operations, changes in stockholders' deficit, and cash flows, for the year then ended, and the related notes for the year then ended was completed by BF Borgers CPA PC.

We have served as the Company’s auditor since 2024.

/s/ Victor Mokuolu, CPA PLLC

Houston, Texas

July 15, 2024 PCAOB ID: 6771

Kisses From Italy Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$24,842	$324,493
Accounts receivable	5,117	13,470
Other receivables	–	49,190
Inventory	11,917	14,359
Total current assets	41,876	401,511
Property and equipment, net	–	3,687
Equipment not in service	40,852	40,852
Right of use assets	–	473,561
Other Assets	2,745	2,745
Total assets	$85,473	$922,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$114,456	$86,393
Accrued liabilities	42,049	149,393
Lease liability - short term	–	45,577
Notes payable - related party	250,000	262,171
Convertible notes	425,000	488,400
Derivative liability	–	73,398
Total current liabilities	831,505	1,105,333
Notes payable - long term-related party	102,497	–
Lease liability - long term	–	427,984
Total liabilities	934,002	1,533,317

Stockholders’ Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 145,080 shares issued and outstanding as of December 31, 2023 and December 31 2022, respectively	175	145
Common stock, $0.001 par value, 650,000,000 shares authorized; 336,763,187 and 189,216,582 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	336,763	189,216
Additional paid-in capital	18,392,470	13,939,053
Accumulated deficit	(19,577,936)	(14,706,391)
Total Kisses From Italy Inc. Stockholders’ Deficit	(848,528)	(577,977)
Non-controlling interest	(32,985)	(32,985)
Total Stockholders’ deficit	(881,513)	(610,962)
Total liabilities and deficit	$85,473	$922,355

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Food sales	$225,953	$391,447
Cost of goods sold	118,005	213,106
Gross profit	107,948	178,341
Operating expenses:
Depreciation and amortization	39,624	2,107
Stock based compensation-related party	2,481,300	–
Stock based compensation	312,543	5,170
Payroll and other expenses	147,890	122,837
Rent	110,587	133,526
Consulting and professional fees	323,688	178,155
General and administrative	253,826	234,784
Total operating expenses	3,669,458	676,580
Loss from operations	(3,561,510)	(498,239)
Other income
Interest (expense)	(1,455,389)	(323,441)
Other income (expense)	71,955	–
Gain on the extinguishment of debt	–	34,373
Change in the fair value of the derivative liability	73,398	(73,398)
Total other (expense)	(1,310,036)	(362,466)
Loss before income taxes	(4,871,545)	(860,705)
Provision for income taxes (benefit)	–	–
Net loss	(4,871,545)	(860,705)
Less: net income (loss) attributable to non-controlling interests	–	(13,320)
Net loss attributable to Kisses From Italy, Inc.	$(4,871,545)	$(847,385)

Basic (loss) per common share	$(0.02)	$(0.00)
Diluted (loss) per common share	$(0.02)	$(0.00)

Weighted average number of shares outstanding:
Basic	256,617,701	184,929,538
Diluted	256,617,701	184,929,538

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2021	–	$–	–	$–	240,080	$240

Stock based compensation	–	–	–	–	–	–

Issuance of Series C Preferred Stock	–	–	–	–	5,000	5

Conversion of Series C Preferred to Common stock	–	–	–	–	(100,000)	(100)

Issuance of common stock as financing commitment shares	–	–	–	–	–	–

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–

Issuance of warrants in connection with debt	–	–	–	–	–	–

Non-controlling interest, net income (loss)	–	–	–	–	–	–

Net income (loss)	–	–	–	–	–	–

Balance, December 31, 2022	–	$–	–	$–	145,080	$145

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Accumulated	Stockholders’
	Shares	Value	Capital	Interest	Deficit	Equity
Balance, December 31, 2021	180,913,582	$180,913	$13,702,813	$(19,665)	$(13,859,006)	$5,295

Stock based compensation	–	–	5,170	–	–	5,170

Issuance of Series C Preferred Stock	–	–	4,995	–	–	5,000

Conversion of Series C Preferred to Common stock	3,000,000	3,000	(2,900)	–	–	–

Issuance of common stock as financing commitment shares	1,607,000	1,607	73,977	–	–	75,584

Conversion of convertible notes and accrued interest into common stock	3,696,000	3,696	54,331	–	–	58,027

Issuance of warrants in connection with debt	–	–	100,667	–	–	100,667

Non-controlling interest, net income (loss)	–	–	–	(13,320)	–	(13,320)

Net (loss)	–	–	–	–	(847,385)	(847,385)

Balance, December 31, 2022	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses from Italy Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

continued

	Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series B		Series C
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2022	–	$–	–	$–	145,080	$145

Stock based compensation for services	–	–	–	–	–	–

Common stock issued for accounts payable	–	–	–	–	–	–

Issuance of common stock as financing commitment shares	–	–	–	–	–	–

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–

Issuance of warrants for financing	–	–	–	–	–	–

Stock based compensation for- services related party	–	–	–	–	–	–

Sale of common shares pursuant to the Company’s equity line of credit	–	–	–	–	–	–

Issuance of preferred shares to pay accrued interest	–	–	–	–	30,000	30

Warrant exercises for commitment fees	–	–	–	–	–	–

Noncontrolling interest	–	–	–	–	–	–

Net loss	–	–	–	–	–	–

Balance December 31, 2023	–	$–	–	$–	175,080	$175

			Additional	Non-		Total
	Common Stock		Paid-in	controlling	Accumulated	Stockholders’
	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Stock based compensation for services	9,161,034	9,161	303,382	–	–	312,543

Common stock issued for accounts payable	1,301,952	1,302	30,748	–	–	32,050

Issuance of common stock as financing commitment shares	14,000,000	14,000	462,000	–	–	476,000

Conversion of convertible notes and accrued interest into common stock	18,855,890	18,856	467,344	–	–	486,200

Issuance of warrants for financing	–	–	56,630	–	–	56,630

Stock based compensation for- services related party	78,000,000	78,000	2,403,300	–	–	2,481,300

Sale of common shares pursuant to the Company’s equity line of credit	2,392,416	2,392	62,681	–	–	65,073

Issuance of preferred shares to pay accrued interest	–	–	29,970	–	–	30,000

Warrant exercises for commitment fees	23,835,313	23,835	637,362	–	–	661,197

Noncontrolling interest	–	–	–	–	–	0

Net loss	–	–	–	–	(4,871,545)	(4,878,545)

Balance December 31, 2023	336,763,187	$336,763	$18,392,470	$(32,985)	$(19,577,936)	$(881,513)

The accompanying notes are an integral part of the consolidated financial statements.

Kisses From Italy Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2023	2022

Cash flows from operating activities:
Net (loss)	$(4,871,545)	$(847,385)
Balances attributable to non-controlling interest	32,985	(13,320)
Depreciation and amortization	39,624	2,107
(Gain) on the extinguishment of debt	–	(34,373)
Stock-based compensation for services	2,793,843	5,170
Change in the fair market value of derivative liability	(73,398)	73,398
Issuance of financing commitment shares	476,000	75,584
Issuance of financing commitment warrants and exercises	717,827	100,667
Changes in operating assets and liabilities:
Accounts receivable	8,353	(570)
Account receivable-other	49,190	(747)
Inventory	2,442	(9,089)
Accounts payable	96,973	33,731
Accrued liabilities	(107,344)	35,688
Net cash (used in) operating activities	(835,051)	(579,140)

Cash flows from investing activities:
Purchase of fixed assets	–	(40,852)
Net cash (used in) financing activities	–	(40,852)

Cash flows from financing activities:
Proceeds from equity line	65,073	–
Proceeds from notes payable-related party	102,497	250,000
Repayment of notes payable-related party	(12,171)	–
Proceeds from convertible notes	450,000	550,000
Repayment of convertible notes	(70,000)	–
Proceeds from the sale of preferred stock	–	5,000
Net cash provided by financing activities	535,399	805,000

Net increase (decrease) in cash and cash equivalents	(299,651)	185,008
Cash and cash equivalents at beginning of period	324,493	139,485
Cash and cash equivalents at end of period	$24,842	$324,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$486,200	$58,027
Reduction of accounts payable and accrued interest with common stock	$62,050	$–

The accompanying notes are an integral part of the consolidated financial statements.

KISSES FROM ITALY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC. Kisses-Palm Sea Royal closed its store on September 30, 2023 but remained as an operating entity.

Management is actively evaluating current market conditions and exploring the possibility of relocating our operations to other areas within South Florida. This decision stems from our ongoing commitment to strategic growth and optimizing our operational footprint. The consideration to relocate is driven by several factors, including but not limited to:

Market Dynamics: Analysis of market trends and opportunities suggests potential advantages in certain geographic locations within South Florida that align more closely with our strategic objectives.

Operational Efficiency: Evaluating alternative locations may provide opportunities to enhance operational efficiency, reduce costs, and improve service delivery to our customers.

Infrastructure and Resources: Assessing the availability of suitable infrastructure, resources, and talent pool in different areas to support our long-term growth plans.

At this time it has not been considered discontinued operations in accordance with ASC 205-20 because the division has not been disposed of nor is disposal in the plan.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

As of December 31, 2023, and December 31, 2022, our trade receivables amounted to $5,117 and $13,470 respectively, with an allowance for doubtful accounts of $-0- for both periods.

Other Receivables

As of December 31, 2023, the balance of other receivables was $0.

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

Revenue Recognition

The Company recognizes revenue under the guidelines of ASC 606. Sales, as presented in the Company’s consolidated statement of operations, represent franchise revenue; and food and beverage products sold which is presented net of discounts, coupons, employee meals and complimentary meals. Revenue is recognized using the five-step approach required under the guidelines of ASC 606:

1. Identify the contract with the client,

2. Identify the performance obligations in the contract,

3. Determine the transaction price,

4. Allocate the transaction price to performance obligations in the contract

5. Recognize revenues when or as the Company satisfies a performance obligation

At the corporate owned restaurants all five steps of revenue recognition occur almost simultaneously. The customer orders food from a menu, it is prepared, delivered to the customer who then pays for the food order at the cash register. Our restaurant business represented approximately 95% of our revenue for the years ended December 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023 and December 31, 2022, the Company’s cash equivalents totaled $24,842 and $324,493, respectively.

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

On December 18, 2019, FASB released Accounting Standards Update (“ASU”) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of GAAP without compromising information provided to users of the consolidated financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2023 and December 31, 2022, the balance of the derivative liability was $-0- and $73,398, respectively.

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

In the first quarter of fiscal 2022, we adopted ASU 2016-02 related solely to operating leases at our store locations. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively. As of December 31, 2023, we have one operating lease on a month-to-month basis. As a result, we reduced the right of use assets and lease liabilities to $-0- as of December 31, 2023.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. The balance of inventory on December 31, 2023 and December 31, 2022 was $11,917 and $14,359, respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the years ended December 31, 2023 and December 31, 2022, all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s consolidated financial statements and financial statement disclosures.

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of December 31, 2023 the Company had cash on hand of $24,842, negative working capital of $789,627 and an accumulated deficit of $19,577,936.

Management has concluded that these consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that financing, whether debt or equity, will be available to the Company, satisfactorily completed or on terms favorable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders and any debt financing may contain covenants limiting certain corporate actions. Any failure by the Company to successfully raise additional financing would have a material adverse effect on its business, including the possible inability to continue operations.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and December 31, 2022, the Company had $-0- and $3,687 in property and equipment respectively. As of December 31, 2023 all property and equipment and leaseholds at its US locations had been fully depreciated. Also, as of the December 31, 2023 and 2022 we had $40,852 of equipment not in service.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Sales tax payable	$2,686	$3,957
Accrued interest payable	39,363	50,330
Payroll tax liabilities	–	95,106
Total accrued liabilities (1)	$42,049	$149,393

_________________

(1)	As of December 31, 2023 the Company had no payroll tax liabilities.

NOTE 6 – PROMISSORY NOTES PAYABLE-RELATED PARTIES

As of December 31, 2023 and December 31, 2022, the balance of notes payable was $352,497 and $262,171, respectively. The balance as of December 31, 2023 is comprised of three unsecured 8% notes payable amounting to $250,000, $58,507, and $43,990 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024.

NOTE 7 – CONVERTIBLE NOTES

As of December 31, 2023 and December 31, 2022, the outstanding principal balance of convertible notes was $425,000 and $488,400, respectively.

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

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 650,000,000 shares of common stock. On December 31, 2023 and December 31, 2022, there were 336,763,187 and 189,216,582 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended December 31, 2023, the Company issued the following shares of common stock:

•	22,000,000 shares were issued for related party services which were valued at $286,000
•	411,034 shares were issued for services which were valued at $5,343
•	6,954,545 shares were issued as commitment fees with the exercise of warrants which were valued at $79,977
•	3,800,000 shares valued at $52,700 were issued upon the conversion of convertible notes and accrued interest
•	850,000 shares valued at $17,000 were issued upon the conversion of accounts payable

During the three months ended September 30, 2023, the Company issued the following shares of common stock:

•	30,000,000 shares were issued for related party services which were valued at $1,215,000
•	1,000,000 shares were issued for services which were valued at $34,000
•	16,880,768 shares were issued upon the exercise of warrants which were valued at $581,219
•	4,000,000 shares valued at $131,000 were issued as a commitment fee to obtain financing
•	890,914 common shares were sold pursuant to the Company’s credit line for gross proceeds of $15,072

During the three months ended June 30, 2023, the Company issued the following shares of common stock:

•	26,000,000 shares were issued for related party services which were valued at $980,300
•	1,750,000 shares were issued for services which were valued at $66,500
•	6,503,000 shares were issued upon the conversion of convertible notes and accrued interest. These shares were valued at $234,400.
•	4,000,000 shares valued at $147,000 were issued as a commitment fee to obtain financing
•	1,501,502 common shares were sold pursuant to the Company’s credit line for gross proceeds of $50,000

During the three months ended March 31, 2023, the Company issued the following shares of common stock:

•	6,000,000 shares for services valued at $206,700
•	6,000,000 shares for financing commitments valued at $198,000
•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860
•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock
•	1,607,000 shares for financing commitments valued at $97,453
•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of December 31, 2023 and December 31, 2022.

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

There were no shares of Series B Stock outstanding as of December 31, 2023, or December 31, 2022.

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

As of December 31, 2023, and December 31, 2022 there were 175,080 and 145,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

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

Stock Options

As of December 31, 2023, there were 16,000,000 vested 10-year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of December 31, 2023, these options had no intrinsic value.

NOTE 9 – SUBSEQUENT EVENTS

On February 8, 2024, the Company and SC Culinary LLC entered into a termination agreement, pursuant to which the parties terminated the SAA and agreed that neither the Company nor SC Culinary has any further liability or obligation to the other with respect to the terms of the SAA, and the Company has no interest in any intellectual property rights owned or used by either SC Culinary or Scott Conant. Additionally, Scott Conant resigned from the board of directors of the Company effective immediately.

On February 9, 2024, the “Company” received the letter (the "Notification Letter") from OTC Markets, Inc. notifying the Company that its bid price has closed below $0.01 for more than 30 consecutive calendar days and that the Company no longer meets the Standards for Continued Eligibility for OTCQB (the “OTCQB Standards”), which requires maintaining proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days (the “Minimum Closing Bid Price”).

The Notification Letter states that pursuant to Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days, or until May 9, 2024, to regain compliance with the Minimum Closing Bid Price under the OTCQB Standards. To continue trading on the OTCQB marketplace, the closing bid price for the Company’s common stock must be $0.01 or greater for 10 consecutive trading days during this 90-day cure period.

On May 6, 2024, OTC Markets granted the Company an additional cure period to regain compliance with the Minimum Closing Bid Price by July 12, 2024. In addition, OTC Markets granted the Company the cure period under the OTCQB Standards to file the annual report on form 10-K for the year ended December 31, 2023, and the quarter report on Form 10-Q for the period ended March 31, 2024, with the Commission by July 12, 2024. The Company intends to regain compliance with these OTCQB Standards by July 12, 2024.

On February 26, 2024, the Company dissolved its subsidiary, The Ponte San’gwich Shoppe and Italian Deli.

On February 23, 2024, the Company issued 600,000 shares of Series A Preferred voting stock to each of Mr. Ferri and Mr. Di Turi.

On January 26, 2024, the Company sold 2,346,674 shares through the Company’s equity line of credit for net proceeds $10,483 and an interest and fee expense of $5,567.

On February 14, 2024, the Company sold 16,921,582 shares through the Company’s equity line of credit for net proceeds $14,582.89 and an interest and fee expense of $21,697.

On February 28, 2024, 16,888,888 shares valued at $19,000 were issued to Jefferson Street Capital upon the conversion of convertible notes, accrued interest and fees.

Effective as of May 3, 2024, Kisses from Italy Inc. dismissed BF Borgers CPA P.C. (“BF Borgers”) as its independent registered public accounting firm. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Company’s board of directors.

BF Borgers had served as the Company’s independent auditor since 2018. BF Borgers’ audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles, except that such reports included explanatory paragraphs with respect to the Company’s ability, in light of its accumulated losses and negative cash flows from operations, to continue as a going concern.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports.

During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through the date of this report, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The U.S. Securities and Exchange Commission (the “SEC”) has advised that, in lieu of obtaining a letter from BF Borgers stating whether or not it agrees with the statements herein, the Company may indicate that BF Borgers is not currently permitted to appear or practice before the SEC for reasons described in the SEC’s Order Instituting Public Administrative and Cease-and-Desist Proceedings pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission’s Rules of Practice, Making Findings, and Imposing Remedial Sanctions and a Cease-and-Desist Order, dated May 3, 2024.

Effective as of May 16, 2024, the Board of Directors of the Company unanimously approved the engagement of Victor Mokuolu, CPA PLLC (“Victor Mokuolu”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023 and to review the Company’s unaudited financial information for each of the three quarters, March 31, 2024, June 30, 2024, September 30, 2024.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, neither the Company nor anyone on its behalf has consulted with Victor Mokuolu regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided nor oral advice was provided to the Company that Victor Mokuolu concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v)) of Regulation S-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report.

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

Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Based on its assessment, management has concluded that as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Michele Di Turi has served as our Co-Chief Executive Officer, President and a director since our inception in March 2013. In addition, Mr. Di Turi has been Chief Operating Officer and Director of Sunshine Biopharma, Inc., a publicly held biotech company since October 15, 2009. Since November 2008, Mr. Di Turi has also been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of non-regulated biotechnology and medical products. Prior thereto, from February 2003 through November 2008, Mr. Di Turi was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service. This experience led to Mr. Di Turi’s appointment to the Board.

Claudio Ferri has served as our Co-Chief Executive Officer, Chief Investment Officer and a director since our inception in March 2013. From May 2001 through September 2013, Mr. Ferri was employed by State Street Global Advisors, Montreal, Canada as Vice President, Senior Portfolio Manager and Trader where his responsibilities included the management of Canadian government bonds and provincial/agency investment strategies and trading for active and enhanced fixed income portfolios. Mr. Ferri received a Bachelor of Commerce degree from Concordia University in 2001 with a major in finance. This experience led to Mr. Ferri’s appointment to the Board.

Leonardo Fraccalvieri has served as our Chief Operating Officer and a director since our inception in March 2013. From April 2013 through January 2014, he served as the Business Development Manager at Italy-America Chamber of Commerce, West LA, CA, where he was responsible for management of project development and evaluation of Italian companies seeking to expand in the U.S. From June 2012 through December 2013, Mr. Fraccalvieri was a business analyst at 10EQS Management Consulting where he was responsible for market strategy. From May 2009 through June 2011, he was a Business Development specialist at BusinessviaItaly, where he worked with companies seeking to expand their business internationally to find new commercial partners abroad, as well as providing new business opportunities for foreign nationals. Mr. Fraccalvieri attended Universita’ Commerciale Luigi Bocconi Milano and received an undergraduate degree in Economics of International Market and New Technologies in Milan and a graduate degree from 2 Universita’ Commerciale Luigi Bocconi Milano in Milan where he received a Masters’ degree in International Management and Business Administration, specializing in Management Consulting and Strategy. This experience led to Mr. Fraccalvieri’s appointment to the Board.

Scott Conant  served as a member of the Board of Directors between October 10, 2023 and February 8, 2024.

Board Committees

The Company has not established any committees. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Director Independence

Our Board is currently composed of three (3) members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. We determined that no member of our Board of Directors is considered an independent director as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Code of Ethics

Our Board of Directors has not adopted a code of ethics but plans to do so in the near future.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal year ended 2023 and 2022 (each "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus($)	Stock Awards ($) (1)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michele Di Turi,	2023	24,798	-0-	213,600	(1)	-0-	-0-	-0-	-0-	238,398
Co-CEO and President, and Chairman	2022	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

Claudio Ferri	2023	-0-	-0-	883,500	(2)	-0-	-0-	-0-	-0-	883,500
Co-CEO and CIO	2022	-0-	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)	Represents a bonus award of 7,000,000 shares for services performed valued at $213,600.00.
(2)	Represents a bonus award of 30,000,000 shares for services performed valued at $883,500.00.

Compensation of Directors

We do not have any formal agreements or arrangements with our non-employee directors to pay for their services. We currently have no formal plan for compensating our directors for their services in their capacity. Our directors who are not Named Executive Officers received the following compensation for service to the Board during 2023 and 2022.

Name	Year	Paid in Cash	Stock Awards		Total
Leonardo Fraccalvieri	2023	0	$38,000.00	(1)	$38,000.00
	2022	0	$0		$0

Scott Conant(2)	2023	0	$132,800.00	(3)	$132,800.00

(1)	Represents a bonus award of 1,000,000 shares for services performed valued at $38,000.00.
(2)	Scott Conant was appointed as director on October 10, 2023 and resigned on February 8, 2024.
(3)	Represents a bonus award of 10,000,000 shares for services performed valued at $132,800.00

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of March 29, 2024 by of (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and executive officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding Common Stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

The percentage of shares of Common Stock beneficially owned is based on shares of Common Stock outstanding as of March 29, 2024.

Unless otherwise indicated below each person has sole voting and investment power with respect to the shares beneficially owned and the address for each beneficial owner listed in the table below is c/o Kisses of Italy Inc., 80 SW 8th St. Suite 2000, Miami, Florida 33130.

Class	Owner	# of Shares Beneficially Owned	% of Class
	Executive Officers
Common	Michele Di Turi(1)(2)	87,600,000	23.5%

Common	Claudio Ferri(1)(3)	88,010,000	23.6%

Common	Leonardo Fraccalvieri(1)	2,000,000	Less than 1%

Common	All Officers and Directors as a Group (3 persons)	177,701,000	47.6%

	5% Holders

Common	Denis Senecal Holdings(4)	23,671,153	6.3%

*	Less than 1%
(1)	Each person is an executive officer and director
(2)	Excludes 600,000 shares of Series A Preferred Stock. Shares of Series A Preferred Stock are not convertible. Each share of Series A Stock shall entitle the holder to 300 votes.
(3)	Includes 410,000 shares of common stock held in the name of Mr. Ferri’s wife. Excludes 600,000 shares of Series A Preferred Stock. Shares of Series A Preferred Stock are not convertible. Each share of Series A Stock shall entitle the holder to 300 votes. Also excludes 15,100 shares of Series C Stock held by Mr. Ferri and 5,000 shares of Series C Preferred Stock held by Mr. Ferri’s spouse, and 150,000 shares of common stock of the Company into which shares of Series C Preferred Stock may be converted. The Series C Preferred Stock does not have voting rights.
(4)	Denis Senecal has voting and dispositive power over the shares held by Denis Senecal Holdings.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the last two completed fiscal years, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any director or officer of the Company;
•	any proposed director or officer of the Company;
•	any person who beneficially owns, directly or indirectly, more than 5% percent of the voting rights attached to our Common Stock; or
•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On April 19, 2021, we issued 5,000,000 shares of common stock to Mr. Di Turi, our Co-Chief Executive Officer, President and a director, as bonus compensation.

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

On June 28, 2023, we issued an aggregate of 26,000,000 shares for related party services which were valued at $980,300, including:

(a) 5,000,000 shares of common stock issued to Mr. DiTuri, our Co-Chief Executive Officer, President and a director, as bonus compensation;

(b) 20,000,000 shares of common stock issued to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, as bonus compensation; and

(c) 1,000,000 shares of common stock issued to Mr. Fraccalvieri, a director, as bonus compensation.

On July 17, 2023, we issued an aggregate of 30,000,000 shares for related party services which were valued at $1,215,000, including:

(a) 15,000,000 shares of common stock issued to Mr. DiTuri, our Co-Chief Executive Officer, President and a director, as bonus compensation; and

(b) 15,000,000 shares of common stock issued to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, as bonus compensation.

On November 9, 2023, we issued an aggregate of 22,000,000 shares of common stock for related party services which were valued at $283,800, including:

(a) 2,000,000 shares issued to Mr. DiTuri, our Co-Chief Executive Officer, President and a director, as bonus compensation;

(b) 10,000,000 shares issued to Mr. Ferri, our Co-Chief Executive Officer, Chief Investment Officer and a director, as bonus compensation; and

(c) 10,000,000 shares issued to Mr. Conant, our former director and Brand and Development Officer, as bonus compensation.

On February 23, 2024, we issued 600,000 shares of Series A Stock to each of Mr. Di Turi and Mr. Ferri.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting

The following table presents fees for professional audit services rendered by Victor Mokuolu, CPA PLLC our independent auditors and BF Borgers CPA PC, our former independent auditors, during our fiscal years ended December 31, 2023, and 2022:

	2023	2022
Audit fees	$88,500	$58,500
Total fees	$88,500	$58,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this Annual Report:

Certain exhibits listed below are incorporated by reference as so marked with the date and filing with which such exhibits were filed with the Securities and Exchange Commission).

Exhibit No.	Description

3.1	Articles of Incorporation filed with the Florida Department of State on March 7, 2013 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.2	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on May 11, 2018 (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.3	Bylaws of Registrant (incorporated by reference to Form S-1 Registration Statement filed on May 15, 2018)

3.4	Articles of Amendment to Articles of Incorporation Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (incorporated by reference to Form 8-K filed on December 26, 2019)

3.5	Articles of Amendment to Articles of Incorporation filed with the Florida Department of State on March 7, 2022 (incorporated by reference to Form 8-K filed on March 21, 2022)

3.6	Articles of Amendment to Articles of Incorporation, as amended, filed with the Florida Department of State on June 5, 2023 (incorporated by reference to Exhibit 3.6 on the Registration Statement on Form S-1 filed with the SEC on December 21, 2023)

4.1*	Description of Securities

4.2	Promissory Note, dated April 6, 2022, issued by Kisses from Italy, Inc. to Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.3	Common Stock Purchase Warrant, dated April 6, 2022, issued by Kisses from Italy, Inc. to Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.4	Promissory Note, dated April 11, 2022, issued by Kisses from Italy, Inc. to Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.5	Common Stock Purchase Warrant, dated April 11, 2022, issued by Kisses from Italy, Inc. to Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

4.6	Promissory Note, dated May 11, 2022, issued by Kisses from Italy, Inc. to Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

4.7	Common Stock Purchase Warrant, dated May 11, 2022, issued by Kisses from Italy, Inc. to Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

4.8	Convertible Promissory Note, dated July 26, 2022, issued by Kisses from Italy, Inc. to 1800 Diagonal Lending LLC (incorporated by reference to Form 8-K filed on August 1, 2022)

4.9	Convertible Promissory Note, dated May 24, 2023, issued by Kisses from Italy, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 4.9 on Form 8-K filed on May 31, 2023)

4.10	Common Stock Purchase Warrant, dated May 24, 2023, issued by Kisses from Italy, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 4.10 on Form 8-K filed on May 31, 2023)

4.11	Promissory Note, dated June 6, 2023, issued by Kisses from Italy, Inc. to Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.11 to Form 8-K filed on June 16, 2023)

4.12	Common Stock Purchase Warrant, dated June 6, 2023, issued by Kisses from Italy, Inc. to Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.12 to Form 8-K filed on June 16, 2023)

4.13	Amendment to Common Stock Purchase Warrant, dated May 24, 2023, issued by Kisses from Italy, Inc. to Jefferson Street Capital LLC (incorporated by reference to Exhibit 4.13 to Form 8-K filed on June 30, 2023)

4.14	Promissory Note, dated July 11, 2023, issued by Kisses from Italy, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.14 to Form 8-K filed on July 18, 2023)

4.15	Common Stock Purchase Warrant, dated July 11, 2023, issued by Kisses from Italy, Inc. to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.15 to Form 8-K filed on July 18, 2023)

4.16	Promissory Note dated August 22, 2023, issued by Kisses from Italy, Inc. to Coventry Enterprises, LLC (incorporated by reference to Exhibit 4.16 to Form 8-K filed on August 28, 2023)

4.17	Common Stock Purchase Warrant, dated July 11, 2023, issued by Kisses from Italy, Inc. to Coventry Enterprises, LLC (incorporated by reference to Exhibit 4.17 to Form 8-K filed on August 28, 2023)

4.18	Warrant dated as of November 22, 2021, issued by Kisses from Italy Inc. to MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

10.1	Consulting Agreement, dated April 22, 2021, effective as of April 16, 2021, by and between Fransmart, LLC, a Delaware limited liability company, and Kisses from Italy-Franchising, LLC (incorporated by reference to Form 8-K filed on April 28, 2021)

10.2	Standby Equity Commitment Agreement, dated as of November 22, 2021, between Kisses from Italy Inc. and MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

10.3	Registration Rights Agreement, dated as of November 22, 2021, between Kisses from Italy Inc. and MacRab LLC (incorporated by reference to Form 8-K filed on November 30, 2021)

10.4	Securities Purchase Agreement, dated April 6, 2022, by and between Kisses from Italy, Inc. and Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.5	Registration Rights Agreement, dated April 6, 2022, by and between the Kisses from Italy, Inc. and Talos Victory Fund, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.6	Securities Purchase Agreement, dated April 11, 2022, by and between Kisses from Italy, Inc. and Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.7	Registration Rights Agreement, dated April 11, 2022, by and between the Kisses from Italy, Inc. and Blue Lake Partners, LLC (incorporated by reference to Form 8-K filed on April 15, 2022)

10.8	Securities Purchase Agreement, dated May 11, 2022, by and between Kisses from Italy, Inc. and Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

10.9	Registration Rights Agreement, dated May 11, 2022, by and between the Kisses from Italy, Inc. and Fourth Man, LLC (incorporated by reference to Form 8-K filed on May 17, 2022)

10.10	Securities Purchase Agreement, dated July 26, 2022, by and between Kisses from Italy, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to Form 8-K filed on August 1, 2022)

10.11	Strategic Alliance Agreement, effective as of March 1, 2023, by and between SC Culinary LLC, a New York limited liability company, and Kisses from Italy, Inc. (incorporated by reference to Exhibit 10.14 to Form 8-K filed on March 2, 2023)

10.12	Securities Purchase Agreement, dated May 24, 2023, by and between Kisses from Italy, Inc. and Jefferson Street Capital LLC ((incorporated by reference to Exhibit 10.22 to Form 8-K filed on May 31, 2023)

10.13	Securities Purchase Agreement, dated June 6, 2023, by and between Kisses from Italy, Inc., and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.23 to Form 8-K filed on June 16, 2023).

10.14	Amendment #1 to the Transaction Documents dated June 6, 2023, by and between Kisses from Italy, Inc., and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.24 to Form 8-K filed on June 16, 2023).

10.15	Amendment No. 1 to dated March 29, 2023 to the Standby Equity Commitment Agreement by and between Kisses from Italy, Inc. and MacRab LLC (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on December 11, 2023

10.16	Amendment No. 2 dated December 5, 2023 to the Standby Equity Commitment Agreement by and between Kisses from Italy, Inc. and MacRab LLC dated December 5, 2023 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 11, 2023).

10.17	Termination Agreement dated February 8, 2024, by and between the Company and SC Culinary LLC (incorporated by reference to Exhibit 10.17 to Form 8-K filed on February 13, 2024).

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KISSES FROM ITALY, INC.

Dated: July 15, 2024	By:	/s/ Michel Di Turi
Michel Di Turi
Co-Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Claudio Ferri
Claudio Ferri
Co-Chief Executive Officer and Chief Investment Officer
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 15, 2024	By:	/s/ Michel Di Turi
Michel Di Turi, Director

July 15, 2024	By:	/s/ Claudio Ferri
Claudio Ferri, Director

July 15, 2024	By:	/s/ Leonardo Fraccalvieri
Leonardo Fraccalvieri, Director

