Form 10-Q
period 2024-03-31
Kisses From Italy Inc.
filed 2024-07-15
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of July 15, 2024, there were 372,920,331 shares of the registrant's common stock outstanding.

KISSES FROM ITALY INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

i

PART I – FINANCIAL INFORMATION

KISSES FROM ITALY INC.

Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$24,842
Accounts receivable	3,386	5,117
Inventory	8,067	11,917
Total current assets	13,461	41,876
Equipment not in service	–	40,852
Other Assets	1,092	2,745
Total assets	$14,553	$85,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$101,464	$114,456
Accrued liabilities	60,324	42,049
Notes payable -related party	352,497	250,000
Convertible notes	407,500	425,000
Total current liabilities	921,785	831,505
Notes payable long term -related party	–	102,497
Total liabilities	921,785	934,002

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 175,080 shares issued and outstanding as of March 31, 2024 and December 31 2023, respectively	175	175
Common stock, $0.001 par value, 650,000,000 shares authorized; 372,920,331 and 336,763,187 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	372,920	336,763
Additional paid-in capital	18,407,728	18,392,470
Accumulated deficit	(19,655,070)	(19,544,952)
Total Kisses From Italy Stockholders' Deficit	(874,247)	(815,544)
Non-controlling interest	(32,985)	(32,985)
Total Stockholders' deficit	(907,232)	(848,529)
Total liabilities and deficit	$14,553	$85,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023
Food sales	$33,119	$115,460
Cost of goods sold	16,495	58,871
Gross profit	16,624	56,589
Operating expenses:
Depreciation and amortization	–	527
Stock based compensation	–	206,700
Payroll and other expenses	18,532	53,440
Rent	20,777	32,357
Consulting and professional fees	19,726	150,757
Impairment of fixed assets	34,221	–
General and administrative	23,718	87,501
Total operating expenses	116,974	531,283
Income (loss) from operations	(100,350)	(474,694)
Other income (expense)
Interest (expense)	(34,868)	(243,285)
Other income (expense)	25,100	–
Gain (loss) on the extinguishment of debt	–	(168,060)
Change in the fair value of the derivative liability	–	(66,342)
Total other income (expense)	(9,768)	(477,687)
Loss before income taxes	(110,118)	(952,381)
Provision for income taxes (benefit)	–	–
Net loss	(110,118)	(952,381)
Less: net income (loss) attributable to non-controlling interests	–	(1,883)
Net loss attributable to Kisses From Italy, Inc.	$(110,118)	$(950,498)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	354,841,759	194,550,922
Diluted	354,841,759	194,550,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Stock based compensation	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Balance, March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	175,080	$175	336,763,187	$336,763	$18,392,470	$(32,985)	$(19,544,952)	$(848,529)

Conversion of convertible notes and into common stock	–	–	–	–	–	–	16,888,888	16,889	2,111	–	–	19,000

Issuance of shares on the Company's equity line of credit	–	–	–	–	–	–	19,268,256	19,268	13,147	–	–	32,415

Net loss	–	–	–	–	–	–	–	–	–	–	(110,118)	(110,118)

Balance, March 31, 2024	–	$–	–	$–	175,080	$175	372,920,331	$372,920	$18,407,728	$(32,985)	$(19,655,070)	$(907,232)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023

Cash flows from operating activities of continuing operations:
Net income (loss)	$(110,118)	$(952,381)
Depreciation and amortization	–	527
(Gain) Loss on the extinguishment of debt	–	168,060
Stock-based compensation for services	–	206,700
Change in the fair market value of derivative liability	–	66,342
Impairment of fixed assets	34,221	–
Issuance of financing commitment shares	1,500	198,000
Sale of equipment	6,630	–
Issuance of financing commitment warrants and exercises	–	–
Changes in operating assets and liabilities:
Accounts receivable	1,731	(202)
Inventory	3,849	(1,141)
Accounts payable	(12,991)	(1,007)
Other assets	1,653	–
Accrued liabilities	18,276	24,865
Net cash used in operating activities	(55,249)	(290,238)

Cash flows from financing activities:
Proceed from the Company's equity line of credit	32,415	–
Net cash provided by financing activities	32,415	–

Net increase in cash and cash equivalents	(22,834)	(290,238)
Cash and cash equivalents at beginning of period	24,842	324,493
Cash and cash equivalents at end of period	$2,008	$34,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$19,000	$380,860
Reduction of accounts payable and accrued interest with common stock	$–	$15,050

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

As of March 31, 2024, and December 31, 2023, our trade receivables amounted to $3,386 and $5,117 respectively, with an allowance for doubtful accounts of $-0- for both periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024 and December 31, 2023, the Company’s cash equivalents totaled $2,008 and $24,842 respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of March 31, 2024 and December 31, 2023, the balance of the derivative liability was $-0-.

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

In the first quarter of fiscal 2022, we adopted ASU 2016-02 related solely to operating leases at our store locations. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively. As of March 31, 2024, we have one operating lease on a month to month basis. As a result, we reduced the right of use assets and lease liabilities to $-0- as of March 31, 2024.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. The balance of inventory on March 31, 2024 and December 31, 2023 was $8,067 and $11,917 respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the years ended December 31, 2023 and December 31, 2022, and for the three month period ended March 31, 2024 all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2024 the Company had cash on hand of $2,008 negative working capital of $908,324 and an accumulated deficit of $19,655,070.

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

NOTE 4 – EQUIPMENT NOT IN SERVICE

As of March 31, 2024 and December 31, 2023, all of the Company fixed assets in service had been fully depreciated Also as of the March 31, 2024 and December 31, 2023 we had $-0- and 40,852, respectively of equipment not in service.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Sales tax payable	$2,895	$2,686
Accrued interest payable	57,429	39,363
Total accrued liabilities	$60,324	$42,049

NOTE 6 – PROMISSORY NOTES PAYABLE RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the balance of notes payable was $352,497 and $352,497, respectively. The balance as of March 31, 2024 is comprised of three unsecured 8% notes payable amounting to $250,000, $58,507, and $43,990 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024.

NOTE 7 – CONVERTIBLE NOTES

As of March 31, 2024 and December 31, 2023, the outstanding principal balance of convertible notes was $407,500 and $425,000 respectively.

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

During the three months ended September 30, 2022, the Company granted an underwriter 162,000 warrants exercisable for five years at an exercise price of $0.11, and 56,250 warrants exercisable for five years at $0.12 per share. Using the Black Scholes model, the Company recording a financing expense of $3,214 for these warrants.

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

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 650,000,000 shares of common stock. On March 31, 2024 and December 31, 2023, there were 372,920,331 and 336,763,187 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the three months ended March 31, 2024, the Company issued the following shares of common stock:

•	16,888,888 shares were issued upon the conversion of convertible notes into common stock. These shares were valued at $19,000

•	19,268,256 shares were issued on the Company’s equity line of credit. These shares were valued at $32,415

During the three months ended December 31, 2023, the Company issued the following shares of common stock:

•	22,000,000 shares were issued for related party services which were valued at $286,000

•	411,034 shares were issued for services which were valued at $5,343

•	6,954,545 shares were issued as commitment fees with the exercise of warrants which were valued at $79,977

•	3,800,000 shares valued at $52,700 were issued upon the conversion of convertible notes and accrued interest

•	850,000 shares valued at $17,000 were issued upon the conversion of accounts payable

During the three months ended September 30, 2023, the Company issued the following shares of common stock:

•	30,000,000 shares were issued for related party services which were valued at $1,215,000

•	1,000,000 shares were issued for services which were valued at $34,000

•	16,880,768 shares were issued upon the exercise of warrants which were valued at $581,219

•	4,000,000 shares valued at $131,000 were issued as a commitment fee to obtain financing

•	890,914 common shares were sold pursuant to the Company’s credit line for gross proceeds of $15,072

During the three months ended June 30, 2023, the Company issued the following shares of common stock:

•	26,000,000 shares were issued for related party services which were valued at $980,300

•	1,750,000 shares were issued for services which were valued at $66,500

•	6,503,000 shares were issued upon the conversion of convertible notes and accrued interest. These shares were valued at $234,400.

•	4,000,000 shares valued at $147,000 were issued as a commitment fee to obtain financing

•	1,501,502 common shares were sold pursuant to the Company’s credit line for gross proceeds of $50,000

During the three months ended March 31, 2023, the Company issued the following shares of common stock:

•	6,000,000 shares for services valued at $206,700

•	6,000,000 shares for financing commitments valued at $198,000

•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860

•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock

•	1,607,000 shares for financing commitments valued at $97,453

•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of March 31, 2024 and December 31, 2023

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

There were no shares of Series B Stock outstanding as of March 31, 2024, or December 31, 2023.

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

As of March 31, 2024 and December 31, 2023 there were 175,080 and 175,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

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

Stock Options

As of March 31, 2024, there were 16,000,000 vested 10-year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of March 31, 2024, these options had no intrinsic value.

NOTE 9 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Quarterly Report and any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

References in this section to “Kisses from Italy” “we,” “us,” “our,” “the Company” refer to Kisses from Italy Inc., a Florida corporation, and its consolidated subsidiaries.

Overview

The Company was incorporated in the State of Florida on March 7, 2013, with a focus on developing a fast, casual food dining chain restaurant business. It currently operates through the following wholly-owned subsidiaries: (1) Kisses From Italy 9th LLC, (2) Kisses From Italy-Franchising LLC; and (3) Kisses From Italy, Inc. (Canada), a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020.

The Company’s main focus is to develop a fast, casual food dining chain restaurant business of corporate-owned restaurants and expanding through a nationwide/international franchise and territory sales program. The Company commenced operations in May 2015 by opening its first location in Fort Lauderdale, Florida, which is the only operating restaurant as of the date of this Quarterly Report. The Company also opened in 2016 three additional restaurants, located in various Wyndham Hotel properties in the Pompano Beach, Florida area, but these restaurants are no longer operational (in December 2017, the Company vacated one of its restaurants due to a hurricane; in June 2021, the Company consolidated its two Wyndham restaurants into one location to become more efficient, and in May 2023, the Company made the decision not to renew a lease in Wyndham Palm Aire location and to close its operations there.

On September 30, 2023 the Company’s Wyndham Palm-Aire store closed but remained as an operating entity.

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

Recent Developments

On February 8, 2024, the Company and SC Culinary LLC entered into a termination agreement, pursuant to which the parties terminated the Strategic Alliance Agreement (the “SAA”) dated the March 1, 2023 and agreed that neither the Company nor SC Culinary has any further liability or obligation to the other with respect to the terms of the SAA, and the Company has no interest in any intellectual property rights owned or used by either SC Culinary or Scott Conant. In connection with the termination of the SAA, on February 8, 2024, Scott Conant resigned from the board of directors of the Company effective immediately. On February 16, 2024, the Company dissolved its subsidiary, The Ponte San’gwich Shoppe & Italian Deli.

On February 9, 2024, the Company received the notification letter from OTC Markets, Inc. notifying the Company that its bid price has closed below $0.01 for more than 30 consecutive calendar days and that the Company no longer meets the Standards for Continued Eligibility for OTCQB (the “OTCQB Standards”), which requires maintaining proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days (the “Minimum Closing Bid Price”). Initially, OTC Markets granted the Company a cure period of 90 calendar days, or until May 9, 2024, to regain compliance with the Minimum Closing Bid Price under the OTCQB Standards, which was extended by OTC Markets to July 12, 2024.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Quarterly Report.

Comparison of Results of Operations for the three months ended March 31, 2024, and March 31, 2023

Revenue and Cost of Sales

Total revenues for the three months ended March 31, 2024, were $33,119 compared to $115,460 during the three months ended March 31, 2023. Revenues for the three months ended March 31, 2024, were comprised of $29,527 in food sales and $3,592 in retail sales, compared to food sales of $112,149 and $3,310 in retail sales during the three months ended March 31, 2023. The significant decrease in revenues is attributable to the closing of the PSR location in September 2023.

Cost of goods sold during the three months ended March 31, 2024 was $16,495 compared to $58,871 during the three months ended March 31, 2023. This decrease is attributable to lower sales volumes.

Operating expenses

Operating expenses were $116,974 for the three months ended March 31, 2024, compared to $531,283 during the three months ended March 31, 2023. Non-cash stock-based compensation was $-0- and $206,700 for the periods ended March 31, 2024, and March 31, 2023, respectively. Excluding the stock-based compensation in both periods, operating expenses were $116,974 for the three months ended March 31, 2024, compared to $324,583 for the three months ended March 31, 2023. The significant decrease in expenses primarily attributable to a decrease of approximately $131,000 in consulting fees and a decrease of approximately $64,000 in general and administrative expenses in the 2024 period compared to 2023, partially offset by an impairment of fixed assets of $34,221 in the 2024 period.

Other income and expense

Other expenses comprised of interest expense were $9,768 for the three months ended March 31, 2024, compared to $477,687 during the three months ended March 31, 2023. The decrease is attributable to a reduction in interest expense, loss on the extinguishment of debt and change in the fair value of the derivative liability.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2024, we incurred a net loss of $110,118 and a net loss of $110,118 attributable to non-controlling interests, compared to a net loss of $952,381 and a net loss of $950,498 attributable to non-controlling interests for the three months ended March 31, 2023.

Liquidity and Capital Resources

On March 31, 2024, we had $2,008 in cash and cash equivalents.

Net cash used in operating activities was $55,249 during the three months ended March 31, 2024, compared to net cash used of $290,238 during the three months ended March 31, 2023. The in net cash used in operating activities is primarily attributable to changes in operating assets and liabilities.

Net cash provided by financing activities was $32,415 for the three months ended March 31, 2024, compared to $-0- during the three months ended March 31, 2023. The increase is due to draws on the Company’s equity line of credit.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. See notes to our financial statements, Note [*] – Summary of Significant Accounting Policies.

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

Disclosure Controls and Procedures – Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting –. During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On February 23, 2024, the Company issued 600,000 shares of Series A Preferred voting stock to each of Mr. Ferri and Mr. Di Turi.

On January 26, 2024 the Company sold 2,346,674 shares to MacRab LLC through the Company’s equity line of credit.

On February 14, 2024, the Company sold 16,921,582 shares to MacRab LLC through the Company’s equity line of credit.

On February 28, 2024, the Company issued 16,888,888 shares of common stock to Jefferson Street Capital upon the conversion of convertible notes, accrued interest and fees.

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

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: July 15, 2024
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 15, 2024
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

‘

