Form 10-Q/A
period 2024-03-31
Kisses From Italy Inc.
filed 2024-08-13
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 11, 2024, there were 372,920,331 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our Company” are to Kisses From Italy, Inc. unless otherwise indicated.

This Amendment No. 1 (“Amendment No. 1”) on Form 10-Q/A amends the Form 10-Q of the Company for the three month period ended March 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2021 (the “Original Filing”).

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. The Company was unable to obtain a review by its independent public accountant of its financial statements before the Original Filing. Consequently, the consolidated financial statements in the Original Filing were not reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”). The financial statements included herein have now been reviewed in accordance with SAS100 and the Company is filing this amended Form 10-Q/A. This Form 10-Q/A amends the Company’s Condensed Consolidated Financial Statements and related disclosures in Item 1 for the three months ended July 31, 2023, as well as Management’s Discussion and Analysis in Item 2.

Additionally, when the Company made its Original Filing, the Company incorrectly classified the amount of $8,223 in interest expense that should have been charged to other expense categories, and understated its accrued liabilities by $25,100. This reclassification and understatement of an accrued liability had the impact of understating the Company’s loss from operations for the three months ended March 31, 2024, by $25,100. See Footnote 8. “Restatement” addresses the impact of these errors.

The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Financial Statement Schedules and Footnotes

Also the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

KISSES FROM ITALY INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2024

ii

PART I – FINANCIAL INFORMATION

KISSES FROM ITALY INC.

Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited) Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$24,842
Accounts receivable	3,386	5,117
Inventory	8,067	11,917
Total current assets	13,461	41,876
Equipment not in service	–	40,852
Other Assets	1,092	2,745
Total assets	$14,553	$85,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$126,564	$114,456
Accrued liabilities	60,324	42,049
Notes payable -related party	352,497	250,000
Convertible notes	407,500	425,000
Total current liabilities	946,885	831,505
Notes payable long term -related party	–	102,497
Total liabilities	946,885	934,002

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 175,080 shares issued and outstanding as of March 31, 2024 and December 31 2023, respectively	175	175
Common stock, $0.001 par value, 650,000,000 shares authorized; 372,920,331 and 336,763,187 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	372,920	336,763
Additional paid-in capital	18,262,425	18,392,470
Accumulated deficit	(19,534,867)	(19,577,936)
Total Kisses From Italy Stockholders' Deficit	(899,347)	(848,528)
Non-controlling interest	(32,985)	(32,985)
Total Stockholders' deficit	(932,332)	(881,513)
Total liabilities and deficit	$14,553	$85,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023
	Restated
Food sales	$33,119	$115,460
Cost of goods sold	16,495	58,871
Gross profit	16,624	56,589
Operating expenses:
Depreciation and amortization	–	527
Stock based compensation	–	206,700
Payroll and other expenses	18,532	53,440
Rent	20,777	32,357
Consulting and professional fees	27,726	150,757
Impairment of fixed assets	34,221	–
General and administrative	23,941	87,501
Total operating expenses	125,197	531,283
Income (loss) from operations	(108,573)	(474,694)
Other income (expense)
Interest (expense)	(26,645)	(243,285)
Gain (loss) on the extinguishment of debt	–	(168,060)
Change in the fair value of the derivative liability	–	(66,342)
Total other income (expense)	(26,645)	(477,687)
Loss before income taxes	(135,218)	(952,381)
Provision for income taxes (benefit)	–	–
Net loss	(135,218)	(952,381)
Less: net income (loss) attributable to non-controlling interests	–	(1,883)
Net loss attributable to Kisses From Italy, Inc.	$(135,218)	$(950,498)

Basic earnings (loss) per common share	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	354,841,759	194,550,922
Diluted	354,841,759	194,550,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

(As Restated)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Stock based compensation	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Balance, March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	175,080	$175	336,763,187	$336,763	$18,392,470	$(32,985)	$(19,577,936)	$(881,513)

Footing error adjustment	–	–	–	–	–		–	–	–	–	32,985	32,985

Share conversion error and reclassification adjustments	–	–	–	–	–	–	–	–	(145,303)	–	145,303	–

Conversion of convertible notes and into common stock	–	–	–	–	–	–	16,888,888	16,889	2,111	–	–	19,000

Issuance of shares on the Company's equity line of credit	–	–	–	–	–	–	19,268,256	19,268	13,147	–	–	32,415

Net loss	–	–	–	–	–	–	–	–	–	–	(135,218)	(135,218)

Balance, March 31, 2024 Restated	–	$–	–	$–	175,080	$175	372,920,331	$372,920	$18,262,425	$(32,985)	$(19,534,867)	$(932,332)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023
	Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(135,218)	$(952,381)
Depreciation and amortization	–	527
(Gain) Loss on the extinguishment of debt	–	168,060
Stock-based compensation for services	–	206,700
Change in the fair market value of derivative liability	–	66,342
Impairment of fixed assets	34,221	–
Issuance of financing commitment shares	1,500	198,000
Sale of equipment	6,630	–
Changes in operating assets and liabilities:
Accounts receivable	1,731	(202)
Inventory	3,849	(1,141)
Accounts payable	12,109	(1,007)
Other assets	1,653	–
Accrued liabilities	18,276	24,865
Net cash used in operating activities	(55,249)	(290,238)

Cash flows from financing activities:
Proceed from the Company's equity line of credit	32,415	–
Net cash provided by financing activities	32,415	–

Net increase in cash and cash equivalents	(22,834)	(290,238)
Cash and cash equivalents at beginning of period	24,842	324,493
Cash and cash equivalents at end of period	$2,008	$34,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$19,000	$380,860
Reduction of accounts payable and accrued interest with common stock	$–	$15,050

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of March 31, 2024 the Company had cash on hand of $2,008 negative working capital of $933,424 and an accumulated deficit of $19,534,867.

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

NOTE 6 – PROMISSORY NOTES PAYABLE RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the balance of notes payable was $352,497 and $250,000, respectively. The balance as of March 31, 2024 is comprised of three unsecured 8% notes payable amounting to $250,000, $58,507, and $43,990 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024.

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

NOTE 8 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts:

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

		Restatement
	As Reported	Adjustments	As Restated
	March 31,		March 31,
	2024		2024
ASSETS
Current assets:
Cash and cash equivalents	$2,008	$–	$2,008
Accounts receivable	3,386	–	3,386
Inventory	8,067	–	8,067
Total current assets	13,461	–	13,461
Equipment not in service	–	–	–
Other Assets	1,092	–	1,092
Total assets	$14,553	$–	$14,553

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$101,464	25,100	$126,564
Accrued liabilities	60,324	–	60,324
Notes payable - related party	352,497	–	352,497
Convertible notes	407,500	–	407,500
Total current liabilities	921,785	25,100	946,885
Notes payable long term - related party	–	–	–
Total liabilities	921,785	25,100	946,885

Stockholders' Deficit:		–
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 175,080 shares issued and outstanding as of March 31, 2024 and December 31 2023, respectively	175	–	175
Common stock, $0.001 par value, 650,000,000 shares authorized; 372,920,331 and 336,763,187 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	372,920	–	372,920
Additional paid-in capital	18,407,728	(145,303)	18,262,425
Accumulated deficit	(19,655,070)	120,203	(19,534,867)
Total Kisses From Italy Stockholders' Deficit	(874,247)	(25,100)	(899,347)
Non-controlling interest	(32,985)	–	(32,985)
Total Stockholders' deficit	(907,232)	(25,100)	(932,332)
Total liabilities and deficit	$14,553	$–	$14,553

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

		Restatement
	As Reported	Adjustments	As Restated
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2024		2024
Food sales	$33,119	$–	$33,119
Cost of goods sold	16,495	–	16,495
Gross profit	16,624	–	16,624
Operating expenses:
Payroll and other expenses	18,532	–	18,532
Rent	20,777	–	20,777
Consulting and professional fees	19,726	8,000	27,726
Impairment of fixed assets	34,221	–	34,221
General and administrative	23,718	223	23,941
Total operating expenses	116,974	8,223	125,197
Income (loss) from operations	(100,350)	(8,223)	(108,573)
Other income (expense)
Interest (expense)	(34,868)	8,223	(26,645)
Other income (expense)	25,100	(25,100)	–
Total other income (expense)	(9,768)	(16,877)	(26,645)
Loss before income taxes	(110,118)	(25,100)	(135,218)
Provision for income taxes (benefit)	–	–	–
Net loss	(110,118)	(25,100)	(135,218)
Less: net income (loss) attributable to non-controlling interests	–	–	–
Net loss attributable to Kisses From Italy, Inc.	$(110,118)	(25,100)	$(135,218)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)

Weighted -weighted average number of shares outstanding:
Basic	354,841,759	$–	354,841,759
Diluted	354,841,759	$–	354,841,759

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Restatement
	As Reported	Adjustments	As Restated
	Three months		Three months
	ended		ended
	March 31,		March 31,
	2024		2024

Cash flows from operating activities of continuing operations:
Net income (loss)	$(110,118)	$(25,100)	$(135,218)
Depreciation and amortization	–	–	–
(Gain) Loss on the extinguishment of debt	–	–	–
Stock-based compensation for services	–	–	–
Change in the fair market value of derivative liability	–	–	–
Impairment of fixed assets	34,221	–	34,221
Issuance of financing commitment shares	1,500	–	1,500
Sale of equipment	6,630	–	6,630
Issuance of financing commitment warrants and exercises	–	–	–
Changes in operating assets and liabilities:
Accounts receivable	1,731	–	1,731
Inventory	3,849	–	3,849
Accounts payable	(12,991)	25,100	12,109
Other assets	1,653	–	1,653
Accrued liabilities	18,276	–	18,276
Net cash used in operating activities	(55,249)	–	(55,249)

Cash flows from financing activities:
Proceed from the Company's equity line of credit	32,415	–	32,415
Net cash provided by financing activities	32,415	–	32,415

Net increase in cash and cash equivalents	(22,834)	–	(22,834)
Cash and cash equivalents at beginning of period	24,842	–	24,842
Cash and cash equivalents at end of period	$2,008	$–	$2,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$19,000	$–	$19,000
Reduction of accounts payable and accrued interest with common stock	$–	$–	$–

NOTE 9 – STOCKHOLDERS EQUITY

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

NOTE 10 – SUBSEQUENT EVENTS

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

Operating expenses

Operating expenses were $125,197 for the three months ended March 31, 2024, compared to $531,283 during the three months ended March 31, 2023. Non-cash stock-based compensation was $-0- and $206,700 for the periods ended March 31, 2024, and March 31, 2023, respectively. Excluding the stock-based compensation in both periods, operating expenses were $116,974 for the three months ended March 31, 2024, compared to $324,583 for the three months ended March 31, 2023. The significant decrease in expenses primarily attributable to a decrease of approximately $131,000 in consulting fees and a decrease of approximately $64,000 in general and administrative expenses in the 2024 period compared to 2023, partially offset by an impairment of fixed assets of $34,221 in the 2024 period.

Other income and expense

Other expenses were comprised solely of interest expense $26,645, for the three months ended March 31, 2024, compared to $477,687 during the three months ended March 31, 2023. The significant decrease is primarily attributable to a reduction in interest expense, loss on the extinguishment of debt and change in the fair value of the derivative liability.

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
Date: August 13, 2024
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

‘

