Form 10-Q
period 2024-06-30
Kisses From Italy Inc.
filed 2024-08-19
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 16, 2024, there were 372,920,331 shares of the registrant's common stock outstanding.

KISSES FROM ITALY INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2024

2

PART I – FINANCIAL INFORMATION

KISSES FROM ITALY INC.

Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,167	$24,842
Accounts receivable	4,105	5,117
Inventory	4,104	11,917
Total current assets	9,376	41,876
Equipment not in service	–	40,852
Other Assets	1,092	2,745
Total assets	$10,468	$85,473

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$136,811	$114,456
Accrued liabilities	77,727	42,049
Notes payable -related party	352,497	250,000
Convertible notes	407,500	425,000
Total current liabilities	974,535	831,505
Notes payable long term -related party	–	102,497
Total liabilities	974,535	934,002

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 175,080 shares issued and outstanding as of June 30, 2024 and December 31 2023, respectively	175	175
Common stock, $0.001 par value, 650,000,000 shares authorized; 372,920,331 and 336,763,187 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	372,920	336,763
Additional paid-in capital	18,262,425	18,392,470
Accumulated deficit	(19,566,602)	(19,577,936)
Total Kisses From Italy Stockholders' Deficit	(931,082)	(848,528)
Non-controlling interest	(32,985)	(32,985)
Total Stockholders' deficit	(964,067)	(881,513)
Total liabilities and deficit	$10,468	$85,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Food sales	$15,493	$61,379	$48,612	$176,839
Cost of goods sold	7,815	29,120	24,310	87,991
Gross profit	7,678	32,259	24,302	88,848
Operating expenses:
Depreciation and amortization	–	526	–	1,053
Stock based compensation -related party	–	980,300	–	980,300
Stock based compensations	–	66,500	–	273,200
Payroll and other expenses	9,696	39,130	28,228	92,570
Rent	13,530	27,578	34,307	59,935
Consulting and professional fees	3,859	74,952	31,585	225,709
Impairment of fixed assets	–	–	34,221	–
General and administrative	1,721	38,090	25,662	125,591
Total operating expenses	28,806	1,227,075	154,003	1,758,358
Income (loss) from operations	(21,128)	(1,194,816)	(129,701)	(1,669,510)
Other income (expense)
Interest (expense)	(17,237)	(304,639)	(43,882)	(547,924)
Change in the fair value of the derivative liability	–	139,740	–	73,398
Other income	6,630	–	6,630	–
Loss on the extinguishment of debt	–	–	–	(168,060)
Total other income (expense)	(10,607)	(164,899)	(37,252)	(642,586)
Income (loss) before income taxes	(31,735)	(1,359,715)	(166,953)	(2,312,096)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(31,735)	(1,359,715)	(166,953)	(2,312,096)
Less: net income (loss) attributable to non-controlling interests	–	(1,069)	–	(2,952)
Net loss attributable to Kisses From Italy, Inc.	$(31,735)	$(1,358,646)	$(166,953)	$(2,309,144)

Basic earnings (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted earnings (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted -weighted average number of shares outstanding:
Basic	372,920,331	194,550,922	363,047,338	184,328,968
Diluted	372,920,331	194,550,922	363,047,338	184,328,968

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2024	2023

Cash flows from operating activities of continuing operations:
Net income (loss)	$(166,953)	$(2,312,096)
Depreciation and amortization	–	1,053
(Gain) Loss on the extinguishment of debt	–	168,060
Stock-based compensation for services	–	1,253,500
Change in the fair market value of derivative liability	–	(73,398)
Impairment of fixed assets	34,221	–
Issuance of financing commitment shares	1,500	345,000
Sale of equipment	6,630	–
Issuance of financing commitment warrants and exercises	–	56,630
Changes in operating assets and liabilities:
Accounts receivable	1,012	(1,290)
Inventory	7,813	2,041
Accounts payable	22,356	(20,176)
Other assets	1,653	–
Accrued liabilities	35,678	64,882
Net cash used in operating activities	(56,090)	(515,794)

Cash flows from financing activities:
Proceeds from the Company's equity line of credit	32,415	50,000
Proceeds from notes payable	–	58,507
Repayment of notes payable	–	(12,171)
Proceeds from convertible notes	–	220,000
Repayment of convertible notes	–	(70,000)
Net cash provided by financing activities	32,415	246,335

Net increase in cash and cash equivalents	(23,675)	(269,458)
Cash and cash equivalents at beginning of period	24,842	324,493
Cash and cash equivalents at end of period	$1,167	$55,035

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$19,000	$616,206
Reduction of accounts payable and accrued interest with common stock	$–	$13,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses from Italy

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

	Preferred Stock Series A		Preferrd Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Stock based compensation	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Balance, March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

Net loss	–	–	–	–	–	–	–	–	–	–	(1,358,646)	(1,358,646)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,069)	–	(1,069)

Stock based compensation for services	–	–	–	–	–	–	1,750,000	1,750	64,750	–	–	66,500

Issuance of warrants for financing	–	–	–	–	–	–	–	–	56,630	–	–	56,630

Stock based compensation for- services related party	–	–	–	–	–	–	26,000,000	26,000	954,300	–	–	980,300

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	6,503,890	6,504	227,896	–	–	234,400

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	143,000	–	–	147,000

Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	1,501,502	1,502	48,499	–	–	50,001

Issuance of preferred shares to pay accrued interest	–	–	–	–	20,000	20	–	–	19,980	–	–	20,000

Balance, June 30, 2023	–	$–	–	$–	165,080	$165	249,975,926	$249,976	$16,234,714	$(35,937)	$(17,016,882)	$(566,617)

	Preferred Stock Series A		Preferrd Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-in	Non- controlling	Accumulated	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2023	–	–			175,080	$175	336,763,187	$336,763	$18,392,470	$(32,985)	$(19,577,936)	$(881,513)

Footing error adjustment	–	–	–	–	–	–	–	–	–	–	32,985	32,985

Share conversion error and reclassification adjustments	–	–	–	–	–	–	–	–	(145,303)	–	145,303	–

Conversion of convertible notes and into common stock	–	–	–	–	–	–	16,888,888	16,889	2,111	–	–	19,000

Issuance of shares on the Company's equity line of credit	–	–	–	–	–	–	19,268,256	19,268	13,147	–	–	32,415

Net loss	–	–	–	–	–	–	–	–	–	–	(135,218)	(135,218)

Balance, March 31, 2024	–	–	–	–	175,080	$175	372,920,331	$372,920	$18,262,425	$(32,985)	$(19,534,867)	$(932,332)

Net loss	–	–	–	–	–	–	–	–	–	–	(31,735)	(31,735)

Balance, June 30, 2024	–	–	–	–	175,080	$175	372,920,331	$372,920	$18,262,425	$(32,985)	$(19,566,602)	$(964,067)

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

Kisses From Italy Inc. (the “Company”) was incorporated in Florida on March 7, 2013.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financials include the accounts of the Company and its wholly-owned subsidiaries; Kisses From Italy 9th LLC, Kisses From Italy-Franchising LLC, Kisses From Italy, Inc. (Canada) (a company incorporated under the laws of Canada and registered in Quebec on December 23, 2020), and Kisses From Italy Italia SRLS (a limited liability company incorporated in Italy), and its 70% owned subsidiary, Kisses-Palm Sea Royal LLC. Kisses-Palm Sea Royal closed its store on September 30, 2023 but remained as an operating entity. In June 2024 the Company’s wholly owned subsidiary Kisses From Italy 9th LLC closed its store but remained as an operating entity.

Management is actively evaluating current market conditions and exploring the possibility of relocating our operations for both divisions to other areas within South Florida. This decision stems from our ongoing commitment to strategic growth and optimizing our operational footprint. The consideration to relocate is driven by several factors, including but not limited to:

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

At this time these closings have not not been considered discontinued operations in accordance with ASC 205-20 because neither division has been disposed of, nor is disposal in the plan.

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

As of June 30, 2024, and December 31, 2023, our trade receivables amounted to $4,105 and $5,117 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024 and December 31, 2023, the Company’s cash equivalents totaled $1,167 and $24,842, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of June 30, 2024 and December 31, 2023, the balance of the derivative liability was $-0-.

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

In the first quarter of fiscal 2022, we adopted ASU 2016-02 related solely to operating leases at our store locations. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively. As a result, we reduced the right of use assets and lease liabilities to $-0- as of June 30, 2024.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. The balance of inventory on June 30, 2024 and December 31, 2023 was $4,104 and $11,917 respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the years ended December 31, 2023 and December 31, 2022, and for the six month period ended June 30, 2024 all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of June 30, 2024 the Company had cash on hand of $1,167 negative working capital of $965,158 and an accumulated deficit of $19,566,602.

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

NOTE 4 – EQUIPMENT NOT IN SERVICE

As of June 30, 2024 and December 31, 2023, all of the Company fixed assets in service had been fully depreciated Also as of the June 30, 2024 and December 31, 2023 we had $-0- and $40,852, respectively, of equipment not in service.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Sales tax payable	$3,061	$2,686
Accrued interest payable	74,666	39,363
Total accrued liabilities	$77,727	$42,049

NOTE 6 – PROMISSORY NOTES PAYABLE RELATED PARTIES

As of June 30, 2024 and December 31, 2023, the balance of notes payable was $352,497 and $250,000, respectively. The balance as of June 30, 2024 is comprised of three unsecured 8% notes payable amounting to $250,000, $58,507, and $43,990 extended to the Company by a significant shareholder of the Company that matures on July 13, 2024.

NOTE 7 – CONVERTIBLE NOTES

As of June 30, 2024 and December 31, 2023, the outstanding principal balance of convertible notes was $407,500 and $425,000 respectively.

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

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

The Company has authorized 650,000,000 shares of common stock. On June 30, 2024 and December 31, 2023, there were 372,920,331 and 336,763,187 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the six months ended June 30, 2024, the Company issued the following shares of common stock:

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

There were no shares of Series A Stock outstanding as of June 30, 2024 and December 31, 2023

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

There were no shares of Series B Stock outstanding as of June 30, 2024, or December 31, 2023.

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

As of June 30, 2024 and December 31, 2023 there were 175,080 and 175,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

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

Stock Options

As of June 30, 2024, there were 16,000,000 vested 10-year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since June 30, 2021. As of June 30, 2024, these options had no intrinsic value.

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

Kisses-Palm Sea Royal closed its store on September 30, 2023 but remained as an operating entity. In June 2024 the Company’s wholly owned subsidiary Kisses From Italy 9th LLC closed its store but remained as an operating entity.

Management is actively evaluating current market conditions and exploring the possibility of relocating our operations for both divisions to other areas within South Florida. This decision stems from our ongoing commitment to strategic growth and optimizing our operational footprint. The consideration to relocate is driven by several factors, including but not limited to:

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

At this time these closings have not been considered discontinued operations in accordance with ASC 205-20 because neither division has been disposed of, nor is disposal in the plan.

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

Comparison of Results of Operations for the six months ended June 30, 2024, and June 30, 2023

Revenue and Cost of Sales

Total revenues for the six months ended June 30, 2024, were $48,612 compared to $176,839 during the six months ended June 30, 2024. The significant decrease in revenues during six months ended is attributable to the closing of the PSR location in September 2023.

Cost of goods sold during the six months ended June 30, 2024 was $24,310 compared to $87,901 during the six months ended June 30, 2023. This decrease is attributable to lower sales volumes.

Operating expenses

Operating expenses were $154,003 for the six months ended June 30, 2024, compared to $1,758,358 during the six months ended June 30, 2023. Non-cash stock-based compensation was $-0- and $1,253,500 for the periods ended June 30, 2024, and June 30, 2023, respectively. Excluding the stock-based compensation in both periods, operating expenses were $164,203 for the six months ended June 30, 2024, compared to $506,204 for the six months ended June 30, 2023. The significant decrease in expenses primarily attributable to a decrease of approximately $194,000 in consulting fees, a decrease of approximately $100,000 in general and administrative expenses, a decrease of approximately 66,000 in payroll expenses during the 2024 period compared to 2023, partially offset by an impairment of fixed assets of $34,221 in the 2024 period.

Other income and expense

Other expenses of $37,252 were comprised of interest expense $43,882, for the six months ended June 30, 2023, compared to $642,586 during the six months ended June 30, 2023, offset by proceeds of $6,630 from sale of equipment. The significant decrease is primarily attributable to a reduction in interest expense, and the change in the fair value of the derivative liability as well as the loss on the extinguishment of debt of $168,060.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2024 we incurred a net loss of $166,953 attributable to Kisses from Italy Inc., compared to a net loss of $2,309,144 attributable to Kisses from Italy Inc. for the six months ended June 30, 2023.

Liquidity and Capital Resources

On June 30, 2024, we had $1,167 in cash and cash equivalents.

Net cash used in operating activities was $56,090 during the six months ended June 30, 2024, compared to net cash used of $515,794 during the six months ended June 30, 2023. The in net cash used in operating activities is primarily attributable to changes in operating assets and liabilities.

Net cash provided by financing activities was $32,415 for the six months ended June 30, 2024, compared to $246,335 during the six months ended June 30, 2023. The decrease is primarily attributable to $58,507 in proceeds from notes payable and $220,000 in proceeds from convertible notes during the six month period ended June 30, 2024 .

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 19, 2024
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

‘