Form 10-Q
period 2024-09-30
Kisses From Italy Inc.
filed 2024-12-31
CIK 1608092

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of December 31, 2024 there were 407,750,100 shares of the registrant's common stock outstanding.

KISSES FROM ITALY INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2024

2

PART I – FINANCIAL INFORMATION

KISSES FROM ITALY INC.

Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2024

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Kisses From Italy Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810	$24,842
Accounts receivable	3,376	5,117
Inventory	1,219	11,917
Total current assets	5,405	41,876
Equipment not in service	–	40,852
Other Assets	–	2,745
Total assets	$5,405	$85,472

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$136,807	$114,454
Accrued liabilities	101,067	42,049
Notes payable -related party	352,497	250,000
Convertible notes	389,550	425,000
Total current liabilities	979,922	831,503
Notes payable long term -related party	–	102,497
Total liabilities	979,922	934,000

Commitments and contingencies	–	–

Stockholders' Deficit:
Preferred stock, Series A $0.001 par value. 1,500,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series B $0.001 par value. 5,000,000 shares authorized; zero shares issued and outstanding	–	–
Preferred stock, Series C, $0.001 par value 1,000,000 shares authorized; 175,080 shares and 175,080 shares issued and outstanding as of September 30, 2024 and December 31 2023, respectively	175	175
Common stock, $0.001 par value, 650,000,000 shares authorized; 407,750,100 and 336,763,187 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	407,750	336,763
Additional paid-in capital	18,249,346	18,392,470
Accumulated deficit	(19,598,804)	(19,577,937)
Total Kisses From Italy Stockholders' Deficit	(941,532)	(848,529)
Non-controlling interest	(32,985)	(32,985)
Total Stockholders' deficit	(974,517)	(881,514)
Total liabilities and deficit	$5,405	$85,473

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Food sales	$715	$26,567	$49,327	$203,406
Cost of goods sold	3,070	8,268	27,380	96,259
Gross profit	(2,354)	18,299	21,948	107,147
Operating expenses:
Depreciation and amortization	–	2,634	–	39,624
Stock based compensation -related party	–	1,215,000	–	2,195,300
Stock based compensations	–	34,000	–	307,200
Payroll and other expenses	–	30,685	28,228	123,255
Rent	1,091	25,942	35,398	85,877
Consulting and professional fees	8,083	8,861	39,667	234,570
Impairment of fixed assets	–	–	34,221	–
General and administrative	1,157	83,266	26,819	169,968
Total operating expenses	10,331	1,400,388	164,334	3,155,794
Income (loss) from operations	(12,685)	(1,382,089)	(142,386)	(3,048,647)
Other income (expense)
Interest (expense)	(25,905)	(830,306)	(69,787)	(1,378,230)
Loss on the extinguishment of debt	–	–	–	(168,060)
Other income	6,389	–	13,019	–
Change in the fair value of the derivative liability	–	–	–	73,398
Total other income (expense)	(19,516)	(830,306)	(56,768)	(1,472,892)
Loss before income taxes	(32,201)	(2,212,395)	(199,155)	(4,521,538)
Provision for income taxes (benefit)	–	–	–	–
Net loss	(32,201)	(2,212,395)	(199,155)	(4,521,538)
Less: (loss) attributable to non-controlling interests	–	35,937	–	32,935
Net loss attributable to Kisses From Italy, Inc.	$(32,201)	$(2,248,332)	$(199,155)	$(4,554,473)

Basic (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Diluted (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted -weighted average number of shares outstanding:
Basic	398,218,525	291,439,823	374,771,067	236,630,525
Diluted	398,218,525	291,439,823	374,771,067	236,630,525

Kisses from Italy

Condensed Consolidated Statements of Changes in Stockholders' Deficit

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	145,080	$145	189,216,582	$189,216	$13,939,053	$(32,985)	$(14,706,391)	$(610,962)

Common stock issued for accounts payable	–	–	–	–	–	–	451,952	452	14,598	–	–	15,050

Stock based compensation	–	–	–	–	–	–	6,000,000	6,000	200,700	–	–	206,700

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	6,000,000	6,000	192,000	–	–	198,000

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	8,552,000	8,552	373,308	–	–	381,860

Non-controlling interest, net loss	–	–	–	–	–	–	–	–	–	(1,883)	–	(1,883)

Net loss	–	–	–	–	–	–	–	–	–	–	(950,498)	(950,498)

Balance, March 31, 2023	–	$–	–	$–	145,080	$145	210,220,534	$210,220	$14,719,659	$(34,868)	$(15,656,889)	$(761,732)

Net loss	–	–	–	–	–	–	–	–	–	–	(1,358,646)	(1,358,645)

Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	(1,069)	–	(1,069)

Stock based compensation for services	–	–	–	–	–	–	1,750,000	1,750	64,750	–	–	66,500

Issuance of warrants for financing	–	–	–	–	–	–	–		56,630	–	–	56,630

Stock based compensation for- services related party	–	–	–	–	–	–	26,000,000	26,000	954,300	–	–	980,300

Conversion of convertible notes and accrued interest into common stock	–	–	–	–	–	–	6,503,890	6,504	227,896	–	–	234,400

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	143,000	–	–	147,000

Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	1,501,502	1,502	48,499	–	–	50,001

Issuance of preferred shares to pay accrued interest	–	–	–	–	20,000	20	–	–	19,980	–	–	20,000

Balance, June 30, 2023	–	$–	–	$–	165,080	$165	249,975,926	$249,976	$16,234,714	$(35,937)	$(17,015,535)	$(566,617)

(continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Net loss	–	$–	–	$–	–	$–	–	$–	$–	$–	$(2,212,395)	$(2,212,395)
											`
Non-controlling interest, net income (loss)	–	–	–	–	–	–	–	–	–	35,937	–	35,937

Stock based compensation for services	–	–	–	–	–	–	1,000,000	1,000	33,000	–	–	34,000

Stock based compensation for- services related party	–	–	–	–	–	–	30,000,000	30,000	1,185,000	–	–	1,215,000

Warrant exercises for commitment fees	–	–	–	–	–	–	16,880,768	16,880	564,339	–	–	581,219

Issuance of common stock as financing commitment shares	–	–	–	–	–	–	4,000,000	4,000	127,000	–	–	131,000

Sale of common shares pursuant to the Company's equity line of credit	–	–	–	–	–	–	890,914	890	14,182	–	–	15,072

Balance, September 30, 2023	–	$–	–	$–	165,080	$165	302,747,608	$302,747	$18,158,235	$–	$(19,227,930)	$(766,783)

(continued)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Non-		Total
	Series A		Series B		Series C		Common Stock		Paid-in	controlling	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Interest	Deficit	Deficit
Balance, December 31, 2023	–	$–	–		$175,080	$175	336,763,187	$336,763	$18,392,470	$(32,985)	$(19,577,937)	$(881,514)

Footing error adjustment	–	–	–	–	–	–	–	–	–	–	32,985	32,985

Share conversion error and reclassification adjustments	–	–	–	–	–	–	–	–	(145,303)	–	145,303	–

Conversion of convertible notes and interest into common stock	–	–	–	–	–	–	16,888,888	16,889	2,111	–	–	19,000

Issuance of shares on the Company's equity line of credit	–	–	–	–	–	–	19,268,256	19,268	13,147	–	–	32,415

Net loss	–	–	–	–	–	–	–	–	–	–	(135,218)	(135,218)

Balance, March 31, 2024	–	$–	–	$–	175,080	$175	372,920,331	$372,920	$18,262,425	$(32,985)	$(19,534,867)	$(932,332)

Net loss	–	–	–	–	–	–	–	–	–	–	(31,735)	(31,735)

Balance, June 30, 2024	–	$–	–	$–	175,080	$175	372,920,331	$372,920	$18,262,425	$(32,985)	$(19,566,602)	$(964,067)

Conversion of convertible notes and interest into common stock	–	–	–	–	–	–	34,829,769	34,830	(13,079)	–	–	21,751

Net loss	–	–	–	–	–	–	–	–	–	–	(32,201)	(32,201)

Balance, September 30, 2024	–	$–	–	$–	175,080	$175	407,750,100	$407,750	$18,249,346	$(32,985)	$(19,598,804)	$(974,517)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Kisses From Italy Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2024	2023

Cash flows from operating activities of continuing operations:
Net (loss)	$(199,155)	$(4,521,538)
Depreciation and amortization	–	39,624
Loss on the extinguishment of debt	–	168,060
Stock-based compensation for services	–	2,502,500
Change in the fair market value of derivative liability	–	(73,398)
Impairment of fixed assets	34,221	–
Issuance of financing commitment shares	1,500	1,057,219
Issuance of financing commitment warrants	–	56,630
Sale of equipment	13,019	–
Changes in operating assets and liabilities:
Accounts receivable	1,741	(999)
Inventory	10,698	1,814
Accounts payable	22,289	67,620
Other assets	2,745	–
Accrued liabilities	56,494	(5,596)
Net cash (used in) operating activities	(56,448)	(708,065)

Cash flows from financing activities:
Proceeds from the Company's equity line of credit	32,415	65,073
Proceeds from notes payable	–	58,507
Repayment of notes payable	–	(12,171)
Proceeds from convertible notes	–	450,000
Repayment of convertible notes	–	(70,000)
Net cash provided by financing activities	32,415	491,409

Net (decrease) in cash and cash equivalents	(24,033)	(216,656)
Cash and cash equivalents at beginning of period	24,842	324,493
Cash and cash equivalents at end of period	$810	$107,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Conversion of convertible notes and accrued interest into common stock	$63,934	$616,260
Reduction of accounts payable and accrued interest with common stock	$–	$35,050

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

As of September 30, 2024, and December 31, 2023, our trade receivables amounted to $3,376 and $5,117 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024 and December 31, 2023, the Company’s cash totaled $810 and $24,842, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of September 30, 2024 and December 31, 2023, the balance of the derivative liability was $-0-.

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

In the first quarter of fiscal 2022, we adopted ASU 2016-02 related solely to operating leases at our store locations. The most significant impact of adoption was the recognition of right of use operating lease assets and right of use operating lease liabilities of approximately $562,000 each, respectively. As a result, we reduced the right of use assets and lease liabilities to $-0- as of September 30, 2024.

Inventory

Inventory is comprised of wholesale food inventory at our retail operations. The value of the food at our US locations is very minimal at any one time and is charged to cost of sales as soon as it arrives at the store. Our US locations do not have liquor licenses. The balance of inventory on September 30, 2024 and December 31, 2023 was $1,219 and $11,917 respectively.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Due to the Company’s net losses for the years ended December 31, 2023 and December 31, 2022, and for the nine month period ended September 30, 2024 all of its outstanding stock options, warrants, and shares issuable if convertible notes or Preferred C shares was converted to common stock; are all considered anti-dilutive. The number of these anti-dilutive equivalents was not calculated and are excluded from the calculation of net loss per share.

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

NOTE 3 – GOING CONCERN AND LIQUIDITY

As of September 30, 2024 the Company had cash on hand of $810, negative working capital of $974,517 and an accumulated deficit of $19,598,804.

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

NOTE 4 – EQUIPMENT NOT IN SERVICE

As of September 30, 2024 and December 31, 2023, all of the Company fixed assets in service had been fully depreciated Also as of the September 30, 2024 and December 31, 2023 we had $-0- and $40,852, respectively, of equipment not in service.

NOTE 5 – ACCRUED LIABILITIES

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Sales tax payable	$3,061	$2,686
Accrued interest payable	98,006	39,363
Total accrued liabilities	$101,067	$42,049

NOTE 6 – PROMISSORY NOTES PAYABLE RELATED PARTIES

As of September 30, 2024 and December 31, 2023, the balance of notes payable was $352,497 and $250,000, respectively. The balance as of September 30, 2024 is comprised of three unsecured 8% notes payable amounting to $250,000, $58,507, and $43,990 extended to the Company by a significant shareholder of the Company that matures on July 13, 2025.

NOTE 7 – CONVERTIBLE NOTES

As of September 30, 2024 and December 31, 2023, the outstanding principal balance of convertible notes was $389,550 and $425,000 respectively.

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

NOTE 8 – STOCKHOLDERS DEFICIT

Common Stock

The Company has authorized 650,000,000 shares of common stock. On September 30, 2024 and December 31, 2023, there were 407,750,100 and 336,763,187 shares of common stock issued and outstanding, respectively, with a $0.001 par value per share.

During the nine months ended September 30, 2024, the Company issued the following shares of common stock:

•	34,829,769 shares were issued upon the conversion of convertible notes into common stock. These shares were valued at $21,751

•	16,888,888 shares were issued upon the conversion of convertible notes into common stock. These shares were valued at $19,000

•	19,268,256 shares were issued on the Company’s equity line of credit. These shares were valued at $32,415

During the three months ended December 31, 2023, the Company issued the following shares of common stock:

•	22,000,000 shares were issued for related party services which were valued at $286,000

•	411,034 shares were issued for services which were valued at $5,343

•	6,954,545 shares were issued as commitment fees with the exercise of warrants which were valued at $79,977

•	3,800,000 shares valued at $52,700 were issued upon the conversion of convertible notes and accrued interest

•	850,000 shares valued at $17,000 were issued upon the conversion of accounts payable

During the three months ended September 30, 2023, the Company issued the following shares of common stock:

•	30,000,000 shares were issued for related party services which were valued at $1,215,000

•	1,000,000 shares were issued for services which were valued at $34,000

•	16,880,768 shares were issued upon the exercise of warrants which were valued at $581,219

•	4,000,000 shares valued at $131,000 were issued as a commitment fee to obtain financing

•	890,914 common shares were sold pursuant to the Company’s credit line for gross proceeds of $15,072

During the three months ended June 30, 2023, the Company issued the following shares of common stock:

•	26,000,000 shares were issued for related party services which were valued at $980,300

•	1,750,000 shares were issued for services which were valued at $66,500

•	6,503,000 shares were issued upon the conversion of convertible notes and accrued interest. These shares were valued at $234,400.

•	4,000,000 shares valued at $147,000 were issued as a commitment fee to obtain financing

•	1,501,502 common shares were sold pursuant to the Company’s credit line for gross proceeds of $50,000

During the three months ended March 31, 2023, the Company issued the following shares of common stock:

•	6,000,000 shares for services valued at $206,700

•	6,000,000 shares for financing commitments valued at $198,000

•	8,552,000 shares upon the conversion of convertible notes and accrued interest valued at $381,860

•	451,952 shares to pay off an accounts payable balance of $15,050

During the year ended December 31, 2022, the Company issued the following shares of stock:

•	3,000,000 shares upon the conversion of Series C Stock

•	1,607,000 shares for financing commitments valued at $97,453

•	3,696,000 shares upon the conversion of convertible notes valued at $58,027

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

There were no shares of Series A Stock outstanding as of September 30, 2024 and December 31, 2023

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

There were no shares of Series B Stock outstanding as of September 30, 2024, or December 31, 2023.

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

As of September 30, 2024 and December 31, 2023 there were 175,080 and 175,080 shares of Series C Stock outstanding, respectively, which were purchased at a price of $1.00 per share.

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

Stock Options

As of September 30, 2024, there were 16,000,000 vested 10-year stock options outstanding. 5,333,334 options had a strike price of $0.07, 5,333,333 had a strike price of $0.25 and 5,333,333 had a strike price of $0.50 and a remaining life of 8.25 years. All options were immediately expensed during the second quarter of 2022 and the Company recorded an expense of $1,239,823 related to these options. There have been no stock option issuances since September 30, 2021. As of September 30, 2024, these options had no intrinsic value.

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

Comparison of Results of Operations for the Nine Months ended September 30, 2024, and September 30, 2023

Revenue and Cost of Sales

Total revenues for the nine months ended September 30, 2024, were $49,327 compared to $203,406 during the nine months ended September 30, 2024. The significant decrease in revenues during the nine months ended is attributable to the closing of the PSR location in September 2023 and the 9th Street location during the three months ended June 30, 2024.

Cost of goods sold during the nine months ended September 30, 2024 was $27,380 compared to $96,259 during the nine months ended September 30, 2023. This decrease is attributable to lower sales volumes.

Operating expenses

Operating expenses were $164,334 for the nine months ended September 30, 2024, compared to $3,155,794 during the nine months ended September 30, 2023. Non-cash stock-based compensation was $-0- and $2,502,500 for the periods ended September 30, 2024, and September 30, 2023, respectively. Excluding the stock-based compensation in both periods, operating expenses were $164,334 for the nine months ended September 30, 2024, compared to $653,294 for the nine months ended September 30, 2023. The significant decrease in all expense categories is primarily attributable to the closing of all company store locations in 2024.

Other income and expense

Other expenses of $56,768 were comprised of interest expense $69,787, offset by $13,019 in other income from the sale of equipment for the nine months ended September 30, 2023, compared to other expense $1,472,892 during the nine months ended September 30, 2023. The significant decrease is primarily attributable to a reductions in interest expense.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2024 we incurred a net loss of $199,155 attributable to Kisses from Italy Inc., compared to a net loss of $4,554,473 attributable to Kisses from Italy Inc. for the nine months ended September 30, 2023.

Liquidity and Capital Resources

On September 30, 2024, we had $810 in cash and cash equivalents.

Net cash used in operating activities was $56,448 during the nine months ended September 30, 2024, compared to net cash used of $708,065 during the nine months ended September 30, 2023. The decrease in net cash used in operating activities is primarily attributable to increased cash operating losses in 2023 compared to the 2024 period.

Net cash provided by financing activities was $32,415 for the nine months ended September 30, 2024, compared to $491,409 during the nine months ended September 30, 2023. The decrease is primarily attributable to $380,000 in net proceeds from convertible notes and 58,507 in notes payable in 2023 compared to zero in both categories during the nine month period ended September 30, 2023 .

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position, or cash flow.

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

Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

On July 17, 2024 the Company issued 17,029,842 shares of common stock to GS Capital upon the conversion of convertible notes, accrued interest and fees.

On August 2, 2024 the Company issued 17,799,927 shares of common stock to GS Capital upon the conversion of convertible notes, accrued interest and fees.

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

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: December 31, 2024
	By:	/s/ Michele Di Turi
Michele Di Turi Co-Chief Executive Officer
(Principal Executive Officer)

Date: December 31, 2024
	By:	/s/ Claudio Ferri
Claudio Ferri Co-Chief Executive Officer (Principal Financial Officer and
Principal Accounting Officer)

